Form 10-K
period 2008-06-30
RURAL/METRO CORP /DE/
filed 2008-09-15
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $27,000,000 as of December 31, 2007. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

There were 24,824,103 shares of the registrant’s Common Stock outstanding on September 8, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2008 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

The statements, estimates, projections, guidance or outlook contained in this Annual Report on Form 10-K, including but not limited to the section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our references to such words or phrases as “believes”, “anticipates”, “expects”, “plans”, “seeks”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions identify such forward-looking statements. We may also make forward looking statements in our earnings releases, earnings calls and other investor communications. We caution readers that such forward-looking statements, including those relating to our future business prospects, uncompensated care, working capital, accounts receivable collection, liquidity, cash flow, EBITDA, capital expenditures, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Annual Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements, including the risks set forth in full in Item 1A of this Annual Report.

Any or all forward-looking statements made in this Annual Report (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	Business

Company Overview

Rural/Metro Corporation was founded in 1948 as an Arizona private fire protection services business providing services to residential and commercial property owners on a subscription fee basis. In 1983 the Company began its expansion into the ambulance services industry, which involved the acquisition of various ambulance service providers throughout the United States for a period of time ending in 1998. For the twelve months ended June 30, 2008, we provided ambulance services and other services to more than one million individuals in approximately 400 communities nationwide generating net revenue of $487.5 million, of which ambulance services and other services represented 85% and 15%, respectively.

All references to the “Company,” “we,” “our,” “us,” “R/M,” or “Rural/Metro” refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries and affiliates. Rural/Metro Corporation, a Delaware corporation, is a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. The website for Rural/Metro Corporation is located at www.ruralmetro.com. The information in our website is not incorporated in, and is not a part of, this Report.

The following is a brief summary of our primary business, including the types of services, our customers, the payers for our services and other information about us for the fiscal year ended June 30, 2008:

Ambulance Services

Types of Services:	• Emergency Transports • Non-emergency Transports • Wheelchair Transports • Event Standby Services

Customers:	• Municipalities, Counties, Fire Districts • Government Agencies • Hospitals • Nursing Homes • Specialty Healthcare Facilities

Payers:	• Medicare • Medicaid • Commercial Insurance • Self-Pay Individuals

Number of Contracts:	• approximately 100 exclusive 911 • approximately 650 non-emergency arrangements

Volume:	• 1.2 million transports

Ambulance Industry Overview

Services

We estimate that expenditures for emergency and non-emergency medical ambulance services in the United States were approximately $13.0 billion for 2008. Ambulance services are provided by municipalities, private providers, hospitals and volunteer organizations. According to the Journal of Emergency Medical Services’ 2007 200-City Survey, approximately 40% of the nation’s largest 200 cities outsourced emergency ambulance services to private service providers. Non-emergency ambulance services are primarily provided by private providers. There are a limited number of regional ambulance providers and we are one of only two national providers.

We believe the following are key factors affecting the ambulance service industry:

•

Aging U.S. population. According to the U.S. Census Bureau, about 71 million Americans, or 20% of the U.S. population, will be age 65 or older in 2030 compared to 38 million, or 13%, today. As of June 30, 2008, approximately 42% of our annual ambulance transports were for patients age 65 or older. The continued growth in the U.S. population over the age of 65 will fuel demand for ambulance services.

•

Stable Medicare reimbursement environment. The reimbursement for ambulance services through Medicare has stabilized over the past several years, reflecting the implementation of a revised Medicare pricing schedule. Historically, Medicare reimbursement rates were based on various complex methodologies under which rates varied widely among communities. The Medicare fee schedule implemented in 2002 simplified and stabilized Medicare reimbursement. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 modified the Medicare fee schedule by providing for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports through calendar 2006. Other fee adjustments will be fully phased by January 1, 2010. In addition, on July 15, 2008, the U.S. Congress passed the Medicare Improvements for Patients and Providers Act (HR 6331), which provides for a 2% urban and 3% rural rate increase for Medicare ground ambulance services from July 1, 2008 through December 31, 2009.

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

•

Increase in public/private partnerships. We believe the complexities associated with the emergency ambulance business, including the exacting and time-consuming claim submission requirements of third-party payers such as Medicare and Medicaid, are leading many public providers of emergency ambulance services to consider partnerships with private ambulance companies. An example from our experience is that some local fire departments have entered into collaborations with private ambulance companies in which the fire department provides first responder services and the private company transports the patient and handles billing. These partnerships benefit both parties — they allow public entities to be reimbursed for certain costs while relieving them of the billing and collection obligations associated with delivering emergency services.

Business Segments

We have four regional reporting segments that correspond with the manner in which the associated operations are managed and evaluated by our chief executive officer. Although some of our operations do not align with our segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey (fire), North Dakota, Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire), New Mexico, Oregon (fire)

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services while the Company’s other services are predominately in the South and Southwest segments.

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

None of these contracts accounted for more than 10% of our annual net revenue during fiscal 2008, 2007 or 2006. These contracts, which are similar to licenses, grant us the right to provide 911 emergency ambulance services. The contracts typically specify rates that we may charge and set forth performance criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity and insurance coverage. The rates we may charge under a contract for 911 emergency ambulance services depend largely on:

•	patient mix;

•	the nature of services rendered; and

•	any federal, state or county authority to regulate rates.

Counties, fire districts and municipalities award 911 emergency ambulance service contracts through a competitive bidding process. Generally, our 911 contracts extend for three to five years for the initial term with options for earned extensions of one to three years thereafter. In some instances in which we are the incumbent provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract at the end of any earned extensions.

Under the majority of our contracts, the local fire department is the first responder to an emergency scene. In these situations, the fire department begins stabilization of the patient. Upon arrival, our crew members deploy portable life support equipment, ascertain the patient’s medical condition and, if required, administer ALS interventions, including tracheal intubation, cardiac monitoring, defibrillation of certain cardiac dysrhythmias and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform BLS services, including cardiopulmonary resuscitation, basic airway management and basic first aid. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient’s medical condition and, if necessary, the attending ambulance crew member consults an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

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

These services are typically managed by the facility discharge planners, nurses or physicians who are responsible for requesting ambulance services. Non-emergency medical transportation services may be scheduled in advance or provided on an as-needed basis. Quality of services, reliability and name recognition are critical factors in obtaining non-emergency business.

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

We have substantial experience in processing claims to third-party payers and employ a billing staff trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system tailors the submission of claims to Medicare, Medicaid and other third-party payers and has the capability to electronically submit claims to the extent third-party payers’ systems permit. The system also provides for tracking of accounts receivable and status pending payment. In addition, the self-pay collection center utilizes an automated predictive dialer that pre-selects and dials accounts based on their status within the billing and collection cycle. We believe the automated predictive dialer enhances the efficiency of the collection staff.

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

In an effort to offset the cost of uncompensated care, we will negotiate subsidies with communities whose payer mix reflects a higher level of self-pay individuals. These subsidies, which are included in net revenue from continuing operations, totaled $12.1 million, $9.3 million and $7.8 million for fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Medical Personnel and Quality Assurance

As of June 30, 2008, approximately 72% of our 7,869 employees are emergency care professionals, including paramedics, EMTs and firefighter paramedics. Paramedics and EMTs must be state certified in order to transport patients and perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the U.S. Department of Transportation and supervised by state authorities. Upon completion of the EMT program, state certified EMTs are then eligible to participate in a state certified paramedic training program. The paramedic program includes training in advanced life support and assessment skills such as administration of intravenous fluids, advanced airway management, pharmacology, cardiology and other clinical skills. Both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training examinations to maintain their certifications. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

In most communities, local physician advisory boards and medical directors develop medical protocols to be followed by paramedics and EMTs in our service areas. When necessary, instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures.

As part of our ongoing commitment to provide high quality medical care, we retain physicians associated with the hospitals we serve to monitor adherence to medical protocols.

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

Our commitment to quality is reflected in the fact that seven of our operations across the country are accredited by CAAS. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services.

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

Management Information Systems

We support our operations with integrated information systems that allow standardized procedures and training to effectively monitor billing and collection processes and financial support functions. We have three primary technology systems which we believe enhance our operations: a nationwide integrated billing system designed to maximize the billing and collections process; internet-based scheduling software designed to minimize unscheduled overtime among field personnel and maximize efficiencies in crew staffing; and an electronic patient care report (ePCR) system designed to enhance and expedite the process of capturing complete clinical patient data, and to electronically transmit this data to the billing system.

Sales and Marketing

We primarily utilize our Division General Managers, Market General Managers, Marketing Directors and EMS Healthcare Account Executives in our sales and marketing efforts. Division General Managers have overall responsibility, while Market General Managers, Marketing Directors and EMS Healthcare Account Executives are responsible for daily interaction with our various customer constituencies, ranging from governing authorities that oversee emergency ambulance contracts to regional and local healthcare and nursing facilities.

We respond to requests for proposals that include demographics information of the community, a facilities response time requirement, vehicle and equipment requirements, length of contract, personnel training requirement, selection criteria and performance guarantee requirements. In evaluating whether we will respond to a request for proposal, we consider all aspects of the potential contract through a financial and operational framework to ensure achievement of internal performance thresholds.

Fuel Costs

Changes in the price of diesel fuel can have a material effect on our costs and we are subject to inflationary pressure principally associated in recent periods with rapid increases in diesel fuel for our ambulances. Over 57% of our ambulance transport revenue for fiscal 2008 was generated from government funded programs such as Medicare and Medicaid which do not automatically allow us to offset inflationary cost increases with rate increases. Although, we have been successful in offsetting some inflationary fuel costs through operating efficiencies and successfully negotiating rate increases under some of our contracts with third-party insurance payers, there is no assurance that we will be able to offset future increases in fuel costs through similar efficiencies or rate increases.

Fuel costs represented approximately 2.9% of net revenue from continuing operations for fiscal 2008 compared to 2.4% for fiscal 2007.

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

Our safety and risk management team develop and execute strategic initiatives focused on mitigating the factors that drive losses in our operations. We promptly investigate and respond to all incidents that we believe may result in a claim. Operations supervisors promptly submit documentation of such incidents to the third-party administrator handling the claim. We have a dedicated liability unit with our third-party administrator, which actively engages with our staff to gain valuable information for closure of claims. Information from the claims database is an important resource which we use to identify trends and develop future safety initiatives.

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

Competition

Emergency Services

Our primary competitors are fire departments, which traditionally act as the first responder during emergencies and in many communities will provide the on-scene emergency medical care and pre-hospital ambulance transport. In addition to fire departments, our largest national competitor is American Medical Response, a subsidiary of Emergency Medical Services Corporation. Other private provider competitors include hospitals or other healthcare organizations, mid-size regional ambulance companies and locally owned operators that principally serve the non-emergency inter-facility transport market.

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

Insurance

Workers’ Compensation. We have a per occurrence self-insured retention for the policy periods which cover May 2005 through April 2009. Our aggregate retention limit for those periods is unlimited. For policy years prior to May 2002, our policies also included a per occurrence retention with no annual aggregate limit. For the policy periods May 2002 through May 2005, we purchased a first dollar program with a retrospectively rated endorsement whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts.

General and Auto Liability. We have a per occurrence and aggregate self-insured retention limits for the policy periods which cover June 2005 through June 2009. In addition, we have an umbrella policy which provides excess coverage over the stated limits. For policy years prior to June 2005, we also have self-insured retentions with varying levels of coverage based on the applicable policy year.

Employees

The following is a breakdown of our employees by job classification as of June 30, 2008:

	Employees
	Full-time	Part-time	Total
Paramedics	1,140	660	1,800
EMTs	1,998	1,008	3,006
Fire Fighters	617	254	871
Other	1,839	353	2,192

	5,594	2,275	7,869

Approximately 39% of our employees are covered by one or more of 18 collective bargaining agreements as of June 30, 2008. Seven of these agreements, covering 1,007 employees, are subject to renegotiation in fiscal 2009. We believe we have a good relationship with our employees and have never experienced any union-related work stoppage.

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

Broad Geographical Presence. We believe our national geographic presence provides an advantage in the competitive bidding process over local or regional medical ambulance providers due to our national name recognition and our ability to reference other large, well known, cities as existing contract referrals.

Experienced Management Team. We believe the disciplined approach of our senior management team is the key reason that we continue to win new contracts and renewals of existing contracts. This disciplined approach positively affects our ability to affect cost containment initiatives. Our senior management team is supported by 21 front-line division general managers who have an average of 21 years of ambulance services industry experience. A significant portion of our senior management compensation is incentive based tying cash bonuses to achieving financial and operational goals.

Risk Management Programs. Our risk management programs execute strategic initiatives focused on mitigating the factors that drive worker injuries and vehicle collisions through training, education and management awareness.

Decentralized Operating Structure. Ambulance services are locally-delivered services. We believe an empowered local operation is critical to allow our day-to-day operations the flexibility to respond to customer service needs. We support our operations with a centralized national platform of shared services, including information technology, risk management, financial reporting, treasury, purchasing and compliance. This operating structure has allowed us to optimize efficiencies while maintaining field operations effectiveness.

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

Invest in Technology to Improve Operating Efficiencies. We have developed technology systems to create operating efficiencies and improve the overall quality of service. In addition, we invest in and utilize technology to improve the performance of operations and utilization of our fleet, including the following specific initiatives:

•

Integrated Billing System. We have developed an integrated ambulance billing and collections system which is operated from a single, nationwide platform that allows for standardized procedures and training, thereby minimizing duplication and maximizing collections. This information technology is designed to improve our ability to collect outstanding claims on a timely basis.

•

Electronic Patient Care Reporting System (“ePCR”). We are actively deploying a fully integrated ePCR system designed to enhance and expedite the process of capturing clinical patient data, electronically transferring the data to our billing system and submitting claims for reimbursement of our ambulance services. Upon completion of implementation, electronic patient care reports will replace paper patient care reports and provide ambulance crews with clinical flow charts to fully document each patient assessment and procedure performed.

Reduce total debt. We intend to continue to pay down our debt to improve our overall leverage position.

Regulatory Matters

As a participant in the healthcare industry, our operations and relationships with healthcare providers, such as hospitals, other healthcare facilities and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state and local government agencies. We are subject, by way or illustration and without limitation, to the following laws and regulations.

Medicare, Medicaid and Other Government Reimbursement Programs. We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements of federal and state government agencies. We are subject to governmental reviews and audits of our records and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which materially increase or decrease the payments we receive for our services as well as affect our cost of providing these services. In recent years, Congress has consistently attempted to curb federal spending on such reimbursement programs.

Typically, reimbursement to us is conditioned on our providing the correct procedure and service level codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Moreover, governmental third party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain services are not covered, the services provided were not medically necessary, there was a lack of sufficient supporting documentation, or for a number of other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from governmental third party payers. Additional factors that could complicate our billing to these programs include:

•	disputes between payers as to which party is responsible for payment,

•	the difficulty of adhering to specific compliance requirements, service level coding and various other procedures mandated by the government, and

•	difficulty or inability to obtain proper physician certification and documentation supporting medical necessity.

Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews, audits or investigations by government agencies of matters such as compliance with billing regulations and rules. We may be required to repay these agencies if a finding is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of substantial non-compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall cost of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations either individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors — Risks Related to the Healthcare Industry.”

We establish gross ambulance services contra revenue accounts, defined as allowance for discounts applicable to Medicare, Medicaid and other third party payers and uncompensated care based on credit risk applicable to certain types of payers, historical trends, and other relevant information. We review our gross ambulance services contra revenue allowances on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

Ambulance Services Fee Schedule. In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, or CMS, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the Balanced Budget Act of 1997, or BBA, to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational difference and consider adjustments to account for inflation, among other provisions.

On April 1, 2002, the Final Rule became effective. The Final Rule categorizes seven levels of ground ambulances services, ranging from basic life support to specialty care transport. Ground providers are paid based on a base rate conversion factor multiplied by the number of relative value units assigned to each level of transport, plus an additional amount for each mile of patient transport. The base rate conversion factor for services to Medicare patients is adjusted each year based upon changes in the Consumer Price Index. Additional adjustments to the base rate conversion factor are made periodically to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on covered Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. Originally, The Final Rule called for a five-year phase-in period to allow providers time to adjust to the new payment rates. The national fee schedule was to be phased in at 20% increments each year, with payments being made at 100% of the national fee schedule in 2006 and thereafter.

With the passage of the Medicare Modernization Act in 2003, temporary modifications were made to the original phase-in of the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeds the national fee schedule, the regional fee schedule is blended with the national fee schedule on a temporary basis, until 2010. In addition to the national fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients.

On July 15, 2008, Congress enacted the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, by overriding the President’s veto of the bill (H.R. 6331). The new law resulted in, among other things, an increase in the ambulance fee schedule for both urban and rural ground ambulance services for a period of 18 months. Under MIPPA, the Medicare rate increases, of 2% for urban area transports and 3% for rural area transports will apply retroactively from July 1, 2008 to December 31, 2009. According to the American Ambulance Association, the increase to the ambulance fee schedule under MIPPA will provide a total of approximately $170 million in Medicare rate relief to the ambulance industry nationwide.

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

Paramedic Intercepts. Medicare regulations permit ambulance transport providers to subcontract with other organizations for paramedic services. Generally, only the transport provider may bill Medicare, and the paramedic services subcontractor must receive any payment to which it is entitled from that provider. Based on these rules, in some jurisdictions we have established “paramedic intercept” arrangements in which we may provide paramedic services to a municipal or volunteer transport provider. Although we believe we currently have procedures in place to assure that we do not bill Medicare directly for paramedic intercept services we provide (except in jurisdictions where specifically permitted), we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

Patient Signatures. Medicare regulations require that providers obtain the signature of the patient or, in certain circumstances if the patient is unable to provide a signature, the signature of a qualified representative, prior to submitting a claim for payment from Medicare. In the past, an exception existed for situations where it was not reasonably possible to obtain a patient or representative signature, provided that the reason for the exception was clearly documented. This exception has historically been interpreted as applying to both emergency and non-emergency transports. Effective January 1, 2008, these regulations have been revised and reinterpreted by CMS to limit this exception to emergency transports, provided the ambulance company obtains the appropriate documentation from that facility and maintains certain other documentation. If we are unable to obtain the signature of a Medicare non-emergency patient or a qualified representative, we may not bill Medicare for the transport and must seek payment directly from the patient. In addition, on July 7, 2008, CMS published a proposed rule that would extend the new signature requirements to include all Medicare ambulance transports, emergency and non-emergency. Whether or not the new signature requirement is extended to emergency transports covered by Medicare, these changes will exacerbate the difficulty ambulance providers have historically had in complying with the patient signature requirements, and could adversely impact our cash flow because of the delays that may occur in obtaining signatures from Medicare patients or their representatives, or our inability to bill Medicare when we are unable to do so. Although we believe we currently have procedures in place to assure that these signature requirements are met, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

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

Federal Anti-Kickback Statute

We are subject to the federal Anti-Kickback Statute, which is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (3) the purchasing, leasing or ordering, or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in the exclusion from Medicare, Medicaid, or other governmental programs as well as civil and criminal penalties, including fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. In addition to a few statutory exceptions, the Office of the Inspector General (“OIG”) of the Department of Health and Human Services (“DHHS”) has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that particular arrangement violates the Anti-Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) in which parties can seek an advisory opinion from the OIG.

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

HIPAA

Under HIPAA, there are additional federal crimes that could have an impact on our business: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud provision prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this provision is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters provision prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this provision is a felony and may result in fines and/or imprisonment. Additionally, under HIPAA, any entity that induces or attempts to induce a Medicare or Medicaid beneficiary’s selection of a particular supplier of Medicare or Medicaid payable services through, among others, waiver of copayments and deductible amounts, or providing items or services for free or for other than fair market value, may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot ensure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Administrative Simplification Provisions of HIPAA. The Administrative Simplification Provisions of HIPAA required the DHHS to adopt standards to protect the privacy and security of health-related information. All healthcare providers were required to be compliant with the new federal privacy requirements enacted by the DHHS no later than April 14, 2003. We believe we have taken reasonable measures to comply with HIPAA requirements.

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

State Fraud and Abuse Provisions

We are subject to state fraud and abuse statutes and regulations. Most of the states in which we operate have adopted a form of anti-kickback law, almost all of those states also have adopted self-referral laws and some have adopted separate false claims or insurance fraud provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws cover all healthcare services and not just those covered under a federally-funded healthcare program. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions. In addition, provisions in the Deficit Reduction Act of 2005 (“DRA”), which went into effect on January 1, 2007, give states significant financial incentives to enact false claims laws modeled on the Federal False Claims Act. Additionally, the DRA requires certain healthcare entities to establish written policies for its employees that provide information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against health care providers.

Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot ensure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Corporate Compliance Program

In an effort to monitor our compliance with applicable federal and state laws and regulations, we have developed a program to ensure that we maintain high standards of conduct in the operation of our business and to implement policies and procedures to ensure that our employees act in compliance with all applicable laws, regulations and company policies. The program’s focus is to prevent, detect and mitigate regulatory compliance risks. We strive to achieve this mission through:

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

The compliance program is based on the overall goal of promoting a culture that encourages employees to conduct activities with integrity, dignity and care for those we serve. Our compliance program examines compliance with various policies and regulations on a sample basis. While we believe that such an approach reflects a reasonable and accepted approach that is consistent with industry practice, we cannot ensure that our program will detect and rectify all compliance issues in all service areas and for all time periods.

Other Governmental Regulations

Our business is also subject to other governmental regulations at the federal, state and local levels. The federal government recommends standards for ambulance design and construction, medical training curricula, designation of appropriate trauma facilities and regulates our radio licenses. Various state agencies may modify these standards or require additional or more stringent standards.

Additionally, each state where we operate regulates various aspects of ambulance businesses. These regulations may vary widely from state to state. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles and equipment. State or local government regulations or administrative policies regulate rate structures in certain states in which we conduct medical transportation operations. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources and determination of reasonable profits. In certain service areas in which we are the exclusive provider of services, the municipality or fire district regulates the rates for emergency medical transportation services pursuant to a master contract, as well as establishes the rates for non-emergency medical ambulance services that we are permitted to charge.

Applicable federal, state and local laws and regulations are subject to change. We believe we are in compliance in all material respects with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See “Risk Factors” in Item 1A of this Annual Report.

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

Information contained on our website is not part of this Annual Report and is not incorporated in this Annual Report by reference.

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

A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports we make under our existing contracts with municipalities, counties and fire districts to provide 911 and other services. Substantially all of our net revenue for fiscal year 2008 was generated under existing contracts. Our contracts generally range from three to five years in length. Most of our contracts are terminable by either party upon notice of as little as 30 days. Further, certain of our contracts expire during each fiscal period, and we may further be required to seek renewal of certain of these contracts through a formal bidding process that often requires written responses to a Request for Proposal (“RFP”). Even if any of our contracts are renewed, a renewal contract may contain terms that are not as favorable to us as the terms of our current contract. We cannot assure you that we will be successful in retaining or renewing our existing contracts or that the loss or renewal terms of contracts would not have a material adverse effect on us. There is also no assurance that we will continue to experience growth in the number of transports under our existing contracts.

We are subject to decreases in our revenue as a result of changes in payer mix.

We are subject to risks related to changes in the mix of insured versus uninsured patients that receive our medical services. If our mix of uninsured patients to insured patients increases, we may be adversely affected since we have greater difficulty recovering our full fees for services rendered to uninsured patients. Our credit risk related to services provided to uninsured individuals is exacerbated because communities are required to provide 911 emergency response services regardless of the individual’s ability to pay. We also believe uninsured patients are more likely to dial 911 to seek care for minor conditions because they frequently do not have a primary care physician with whom to consult. An increase in individuals utilizing our services that do not have an ability to pay could materially and adversely affect our results of operations.

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

Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services as well as other factors such as expected transport volume, geographical issues affecting response time and the implementation of technology upgrades. If we fail to accurately assess these factors, we may not realize adequate profit margins or otherwise meet our financial and strategic objectives. Increasing pressure from healthcare payers to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts (as well as the renewal of existing contracts) even more difficult. In addition, integrating operations under new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to predict costs accurately or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not be able to terminate unfavorable contracts prior to their stated termination date because of the possibility of forfeiting performance bonds and the potential material adverse effect on our public relations.

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

We depend on complex, integrated information systems and standardized procedures for operational and financial information and billing operations. We may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Any interruption in operations during periods of implementation would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and interruption in our cash flow. We also use the development and implementation of sophisticated and specialized technology to differentiate our services from our competitors and improve our profitability. The failure to implement and maintain operational, financial and billing information systems successfully could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

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

In connection with our insurance programs, we establish reserves for losses and related expenses which represent our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Our reserves are based on estimates involving actuarial and statistical projections, at a given point in time. However, insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination which would result in a reduction in our net income in the period in which the deficiency is determined. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Policies — Insurance Reserves” and Note 8 of the notes to our financial statements included in Item 8 of this report.

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

Material weaknesses or deficiencies in our internal control over financial reporting could result in our inability to provide reliable financial reports.

As a public company, we are required to comply with the reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and report, among other things, control deficiencies that constitute a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2007, we concluded that we had material weaknesses in our internal control over financial reporting. Although we have remediated the material weaknesses, there can be no assurance that we will not discover additional material weaknesses in our internal controls and procedures in the future. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentations. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness. See Item 9A. “Controls and Procedures” located in Part II of this Annual Report for further discussion regarding the Company’s disclosure controls and procedures and internal controls.

To the extent we identify future weaknesses or deficiencies, there could be material misstatements in our financial statements and we could fail to meet our financial reporting obligations, including SEC filing deadlines and NASDAQ listing requirements. Lastly, it is possible that we could become involved in governmental actions, shareholder lawsuits and other legal proceedings in connection with past or future material weaknesses that would require us to expend significant resources and management’s attention away from the operation of our business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Many of our employees are represented by labor unions and any unfavorable labor agreements or work stoppage could adversely affect our business, financial conditions, results of operations and reputation.

Approximately 39% of our employees are covered by one or more of 18 collective bargaining agreements as of June 30, 2008. Seven of these collective bargaining agreements, covering 1,007 employees, are subject to renegotiation in fiscal 2009. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. If we are unable to negotiate a timely renewal of one or more agreements, the employees covered by the agreement may enter into a strike or other work stoppage. Such a stoppage could have a material adverse effect on our business, financial conditions, results of operations and reputation.

The fire protection services business is a highly competitive industry; if we do not compete effectively, we may lose revenue.

The market for providing fire protection services of residential and commercial properties is served primarily by municipal fire departments, tax-supported fire districts and volunteer fire departments. Private companies represent only a small portion of the total fire protection market and generally provide services where a tax-supported municipality or fire district has decided to contract for these services or has not assumed the financial responsibility for fire protection. In these situations, we provide services for a municipality or fire district on a contract basis or provide fire protection services directly to residences and businesses who subscribe for this service. To our knowledge there is no other national private fire protection company offering services to residential and commercial property owners.

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

We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) “coordination of benefits” rules that dictate which payer we must bill first when a patient has potential coverage from multiple payers; (2) requirements that we obtain the signature of the patient or patient representative, when possible, or document why we are unable to do so, prior to submitting a claim; (3) requirements that we make repayment to any payer which pays us more than the amount to which we were entitled; (4) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (6) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards.

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

Our contracts with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute.

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

In the last four years, we have entered into three settlement agreements with the United States government. In connection with the settlement agreements, we have entered into two CIAs, each of which is still in effect. Pursuant to the CIAs, we are required to establish and maintain compliance programs, which include the appointment of a compliance officer and committee, the training of employees, safeguards involving certain of our contracting processes, review by an independent organization and reporting of certain events.

We cannot assure you that the CIAs or the compliance programs we have initiated have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the settlement agreement or CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the settlement agreements and/or CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

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

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business

At June 30, 2008, we had total debt of $279.4 million, including $78.0 million of borrowing under the term loan portion of our senior secured credit facility, $125.0 million of our senior subordinated notes, $75.8 million of senior discount notes and no borrowings outstanding under our $20.0 million revolving credit facility (the “2005 Credit Facility”). In addition, subject to restrictions in the indenture governing our notes and the credit agreement governing our senior secured credit facility, we may incur additional debt.

Our level of debt obligation could have important consequences, including the following:

•	It may be difficult to satisfy our principal and interest obligations;

•	It may be difficult to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes; and

•	It may be difficult to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors.

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

If we were to experience a “change in ownership” under Section 382 of the U.S. Internal Revenue Code (“Section 382”), the NOL carryforward limitations under Section 382 would impose an annual limit on the amount of the future taxable income that may be offset by our NOL generated prior to the change in ownership. In general, a change in ownership occurs when, as of any testing date, there has been a cumulative change in the stock ownership of the corporation held by 5% stockholders of more than 50 percentage points over an applicable three-year rolling period. For these purposes, a 5% stockholder is generally any person or group of persons that at any time during an applicable three-year rolling period has owned 5% or more of the outstanding common stock of Rural/Metro Corporation. Additionally, persons who own less than 5% of the outstanding common stock are grouped together as one or more “public group” 5% stockholders. Under Section 382, stock ownership would be determined under complex attribution rules and generally includes shares held directly, indirectly (though intervening entities) and constructively (by certain related parties and certain unrelated parties acting as a group).

Restrictive covenants in our senior secured credit facility and the indenture governing our senior subordinated notes and senior discount notes may restrict our ability to pursue our business strategies.

Our 2005 Credit Facility and the indentures governing our senior subordinated notes and senior discount notes limit our ability, among other things, to:

•	Incur additional debt or issue certain preferred stock;

•	Pay dividends or make distributions to our stockholders;

•	Repurchase or redeem our capital stock;

•	Make investments;

•	Incur liens;

•	Make capital expenditures;

•	Enter into transactions with our stockholders and affiliates;

•	Sell certain assets;

•	Acquire the assets of, or merge or consolidate with, other companies; and

•	Incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us.

The restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.

In addition, the 2005 Credit Facility requires us to meet certain financing ratios and restricts our ability to make capital expenditures or prepay certain other debt. We may not be able to maintain these ratios and have had, and in the future may need, to seek waivers or amendments relating to these ratios. Our 2005 Credit Facility and indentures also require us to provide financial statements and related reports within certain timeframes.

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

The senior subordinated notes are effectively subordinated to claims of Rural/Metro LLC’s secured creditors and the guarantees of each guarantor are effectively subordinated to the claims of the existing and future secured creditors of that guarantor to the extent of the value of the property securing such debt. Rural/Metro LLC’s obligations under the 2005 Credit Facility will be secured by liens on all or substantially all of their, our and Rural/Metro LLC’s and its subsidiaries’ assets. At June 30, 2008, Rural/Metro LLC had $78.0 million aggregate principal amount of secured debt outstanding and the capacity to borrow an additional $20.0 million under the 2005 Credit Facility and to have up to $45.0 million in letters of credit issued, all of which (if drawn, in the case of letters of credit) would be secured senior debt and effectively senior to the senior subordinated notes in right of payment to the extent of the value of the assets securing such debt, as well as by virtue of its ranking.

Rural/Metro Corporation is the sole obligor of the senior discount notes, and our subsidiaries do not guarantee our obligations under the senior discount notes or have any obligation with respect to the senior discount notes; consequently, the senior discount notes are structurally subordinated to the debt and liabilities of our subsidiaries.

The senior discount notes are structurally subordinated to all debt and liabilities (including trade payables) of our subsidiaries. Holders of our senior discount notes will participate with all other holders of our indebtedness in the assets remaining after our subsidiaries have paid all their debts and liabilities. Our subsidiaries may not have sufficient funds to make payments to us, and holders of senior discount notes may receive less, ratably, than the holders of debt of our subsidiaries and other liabilities. Accordingly, if our subsidiaries have their debt accelerated, we may not be able to repay our indebtedness under the senior discount notes. The indenture governing the senior discount notes contains a waiver by the trustee and holders of the senior discount notes of any rights to make a claim for substantive consolidation of us with any of our subsidiaries in any bankruptcy or similar proceeding. As of June 30, 2008, (i) on an unconsolidated basis, we had $75.8 million of senior indebtedness, consisting of the senior discount notes, but excluding the guarantee of borrowings under the 2005 Credit Facility and under the indenture for the senior subordinated notes, and (ii) Rural/Metro LLC had approximately $203.0 million of indebtedness, including $78.0 million of borrowings under the 2005 Credit Facility and $125.0 million aggregate principal amount of the senior subordinated notes. In addition, as of June 30, 2008, an additional $20.0 million would have been available for borrowing under the revolving credit portion of the 2005 Credit Facility.

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

Facilities

We lease an office building at 9221 E. Via de Ventura, Scottsdale, Arizona for our corporate headquarters. Real estate for our operations is described more fully below:

Leased Facilities

We lease approximately 230 operational and administrative facilities across the country used primarily for ambulance services sub-stations, fleet maintenance, billing offices, and fire services sub-stations. We believe our existing facilities are adequate to meet our current needs and that suitable space is available to meet projected needs. Our leases expire at various dates through April 2023. Rent expense from continuing operations totaled $14.3 million, $13.0 million and $12.0 million for fiscal 2008, 2007 and 2006, respectively.

Owned Facilities

In addition to our leased facilities we own 15 properties totaling $9.8 million of net book value on our balance sheet.

Equipment

We operate approximately 1,810 vehicles. Of these 1,180 are ambulances, 120 are wheelchair vans, 170 are fire apparatus and 340 are support vehicles. At June 30, 2008 we owned 96% of the vehicles that we operate. The average age of our ambulance fleet and fire apparatus is 8 years and 15 years, respectively. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

ITEM 3.	Legal Proceedings

From time to time, we are a party to, or otherwise involved in, lawsuits, claims, proceedings, investigations and other legal matters that have arisen in the ordinary course of conducting our business. We cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings, investigations and other legal matters which we are a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters in general. We are also subject to requests and subpoenas for information in independent investigations. An unfavorable outcome in any of the lawsuits pending against us or in a government investigation or proceeding, could result in substantial potential liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, these proceedings and investigations, and our actions in response to them, could result in substantial potential liabilities, additional defense and other costs, increase our indemnification obligations, divert management’s attention, and/or adversely affect our ability to execute our business and financial strategies.

We are subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Within the healthcare industry, government investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers is ongoing. From time to time, we are subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. We cooperate fully with the government agencies that conduct these investigations. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Under our existing compliance program, we initiate our own investigations and conduct audits to examine compliance with various policies and regulations. Internal investigations or audits may result in significant repayment obligations for patient services previously billed. We believe that we are substantially in compliance with fraud and abuse statutes and their applicable governmental interpretation.

In fiscal 2007, we negotiated a settlement in connection with the U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute related to our discontinued operations in the State of Texas. Specifically, that certain of our contracts with medical facilities in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. In connection with the settlement of the matter, we entered into a Corporate Integrity Agreement (“CIA”), which is effective for a period of five years, beginning April 18, 2007. Pursuant to the CIA, we are required to maintain a compliance program that includes, among other things:

•	The appointment of a compliance officer and committee;

•	Training of employees nationwide;

•	Enhancing procedures relating to certain of our contracting processes, including tracking contractual arrangements;

•	Review by an independent review organization; and

•	Reporting of certain reportable events.

These requirements are currently a part of our ongoing compliance program. Although this matter has been settled, there can be no assurances that other investigations or legal action related to these or similar matters will not be pursued against us in other jurisdictions or for different time frames.

We are cooperating with an investigation by the U.S. government regarding our operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. We do not agree with the allegations and believe that there are errors in the sampling methodology performed by the government. Although we continue to disagree with the government’s allegations, we are engaged in settlement negotiations with the government and have made a preliminary offer of $1.25 million in exchange for a full release relating to the government’s allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require us to make a substantial payment to the government and may require us to enter into a CIA or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time it is not possible to predict the ultimate conclusion of this investigation.

We appealed a determination made by a Medicare intermediary that certain claims for services provided in our Tennessee market were not reimbursable. Following an appeal and subsequent recalculation by the Medicare intermediary during fiscal 2008, we repaid $1.7 million to the Medicare intermediary in order to satisfy these overpayments.

The U.S. government reviewed reimbursement levels for certain patients in our Washington D.C. operations, which were discontinued during fiscal 2004. Specifically, the government alleged that certain services were not reimbursed at the appropriate level of service based on documentation reviewed by the U.S. government. Although we deny any liability with respect to the claims, we settled the matter with the U.S. government in June 2008 pursuant to which we agreed to pay $1.0 million, which amount is payable in five installments ending December 30, 2008.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “RURL”.

The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

	High	Low
Year Ended June 30, 2008
First quarter	$5.80	$2.76
Second quarter	$3.85	$2.08
Third quarter	$3.11	$1.84
Fourth quarter	$2.69	$1.51

Year Ended June 30, 2007
First quarter	$8.75	$6.67
Second quarter	$8.98	$7.40
Third quarter	$8.38	$6.98
Fourth quarter	$7.95	$5.67

On September 8, 2008, the closing sale price of our common stock was $1.95 per share, and there were approximately 2,881 holders of record of our common stock.

Dividend Policy

We currently intend to retain any future earnings to support our business and to fund the growth of our operations. The payment of dividends to our shareholders is limited by our Credit Facility Agreement, Senior Subordinated Notes and Senior Discount Notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion. We did not pay dividends in 2008 or 2007 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future decision to pay dividends will be at the discretion of our board of directors and will depend upon, our financial condition, results of operations, capital requirements and contractual restrictions.

Equity Compensation Plan Information

The following table represents securities authorized for issuance under all of our existing equity compensation plans at June 30, 2008:

•	Rural/Metro Corporation 1992 Stock Option Plan;

•	Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan; and

•	Rural/Metro Corporation 2008 Incentive Stock Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c)
Equity compensation plan approved by stockholders	927,006	$4.63	950,500
Equity compensation plan not approved by stockholders (3)	80,166	$0.80	—

Total	1,007,172	$4.30	950,500

(1)	This includes options to purchase common stock awarded under the 1992 Stock Option Plan and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”), as well as restricted stock units awarded under the 2008 Incentive Stock Plan. For a description of these plans, refer to Note 13 to our consolidated financial statements for the year ended June 30, 2008.
(2)	This weighted average exercise price does not include outstanding restricted stock units.
(3)	The 2000 Plan did not require stockholder approval, and was not approved by the stockholders when it was originally adopted. Directors and executive officers are not eligible to receive grants under the 2000 Plan. In November 2007, the 2000 Plan was modified to provide that no future option grants will be made pursuant to the 2000 Plan unless stockholders approve an amendment to the 2000 Plan to permit future option grants. At June 30, 2008, there were 485,664 shares of common stock that would have been available for issuance had the 2000 Plan not been amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the fourth quarter of fiscal 2008, which ended on June 30, 2008.

ITEM 6.	Selected Financial Data

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

	Years Ended June 30,
	2008	2007	2006	2005	2004 (2)
Statement of Operations Data:
Net revenue	$487,547	$451,302	$438,179	$408,874	$373,462
Income (loss) from continuing operations (1)	4,369	(2,040)	8,678	85,933	(4,077)

EPS Data:
Basic earnings per share:
Income (loss) from continuing operations applicable to common stock	$0.18	$(0.08)	$0.36	$3.79	$0.03

Diluted earnings per share:
Income (loss) from continuing operations applicable to common stock	$0.17	$(0.08)	$0.35	$3.57	$(0.19)

Balance Sheet Data:
Total assets	$294,211	$300,125	$298,868	$312,667	$210,612
Long-term debt, net of current portion	279,017	280,081	291,337	305,478	304,057

(1)	During fiscal 2005, we reversed $89.8 million of deferred tax asset valuation allowances. Such reversals were reflected as a deferred tax benefit in continuing operations of $87.3 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million.
(2)	In connection with an amendment to our previous credit agreement, we issued 211,549 shares of our Series B redeemable nonconvertible participating preferred stock (“Series B Shares”) on September 30, 2002. As such, during fiscal 2004 income (loss) per share was calculated using the two-class method whereby net income (loss) for the period was allocated between common shares and other participating securities. We settled the Series B Shares, along with 283,979 shares of our Series C redeemable nonconvertible participating preferred stock, on June 30, 2004 in exchange for 4,955,278 shares of our common stock. As a result of the redemption, use of the two-class method is no longer required.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our Selected Financial Data and our consolidated financial statements and notes appearing elsewhere herein.

Management’s Overview

Entering fiscal 2008, our focus was on providing high quality patient care, improving operational performance, investing in technology and paying down outstanding long-term debt. We are pleased with our achievements towards these initiatives, which include an increase in net medical transport Average Patient Charge (“APC”) from $337 per transport in fiscal 2007 to $354 per transport in fiscal 2008, reduced exposure under our auto liability program, the complete deployment of our ePCR systems in our Buffalo, New York operation, and paying down $10.0 million of principal on our senior credit facility. These successes contributed to an 8% growth in revenue and a 28% growth in EBITDA from continuing operations compared to fiscal year 2007.

Company Overview

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 23 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. As of June 30, 2008, we had approximately 100 exclusive contracts to provide 911 emergency medical ambulance and services and approximately 650 contracts to provide non-emergency medical ambulance and wheelchair services.

For the fiscal year ended June 30, 2008, approximately 44% of our ambulance transports were generated from emergency 911 ambulance services. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, comprised 56% of our ambulance transports for the same period. Combined, the ambulance services generated 85% of net revenue for fiscal 2008. The balance of net revenue for fiscal 2008 was generated from private fire protection services, airport, home healthcare services and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the number of ambulance transports we provide, the amount we expect to collect per transport and the costs we incur to provide these services.

The following is a summary of certain key operating statistics (EBITDA from continuing operations in thousands):

	Years Ended June 30,
	2008	2007	2006
Net Medical Transport APC (1)	$354	$337	$343
DSO (2)	60	65	64
EBITDA from continuing operations (3)	$53,674	$41,794	$60,438
Medical Transports (4)	1,091,299	1,062,716	1,018,218
Wheelchair Transports (5)	79,613	85,406	80,781

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations. For fiscal year 2008, the calculation excludes $1.7 million of the effect of the alleged overpayment claims in Tennessee.
(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See the discussion below of Earnings Before Interest, Taxes, Depreciation and Amortization including goodwill impairment (“EBITDA”).
(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.
(5)	Defined as non-emergency, non-medical patient transports from continuing operations.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA is defined by us as earnings before Interest Expense (Income), Taxes and Depreciation and Amortization, including Goodwill Impairment. EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), and the items excluded from EBITDA are significant components in understanding and assessing our financial performance. EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows for the periods indicated (in thousands):

	Years Ended June 30,
	2008	2007	2006
Income (loss) from continuing operations	$4,369	$(2,040)	$8,678
Add (deduct):
Depreciation and amortization	12,881	11,636	10,615
Interest expense	31,731	31,518	31,025
Interest income	(374)	(517)	(548)
Income tax provision	5,067	1,197	10,668

EBITDA from continuing operations	53,674	41,794	60,438

Income (loss) from discontinued operations	(272)	1,031	(5,798)
Add (deduct):
Depreciation and amortization	102	496	736
Goodwill impairment	—	662	982
Income tax provision (benefit)	(161)	556	(3,059)

EBITDA from discontinued operations	(331)	2,745	(7,139)

Total EBITDA	$53,343	$44,539	$53,299

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

The following table shows the source of our uncompensated care write-offs as a percentage of total uncompensated care write-off’s:

	Years Ended June 30,
	2008	2007	2006
Commercial Insurance	18%	19%	19%
Co-Pays/Deductibles	8%	8%	9%
Medicare/Medicaid Denials	10%	15%	12%
Self-Pay	64%	58%	60%

Total	100%	100%	100%

The majority, 64%, of our uncompensated care write-off’s in fiscal 2008 were generated from self-pay accounts. The balance of our uncompensated care write-offs in fiscal 2008 were from; (1) commercial insurance (18%); (2) Medicare or Medicaid denials (10%), and; (3) co-pays and deductibles (8%). These components are described in detail below;

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percentage of our transport mix in fiscal 2008 to 10.4% as compared to 11.2% in fiscal 2007.

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

Results of Operations

Fiscal 2008 Compared To Fiscal 2007 — Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2008 and 2007. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2008	% of Net Revenue	2007	% of Net Revenue	Change	% Change
Net revenue	$487,547	100.0%	$451,302	100.0%	$36,245	8.0%

Operating expenses:
Payroll and employee benefits	301,266	61.8%	281,723	62.4%	19,543	6.9%
Depreciation and amortization	12,881	2.6%	11,636	2.6%	1,245	10.7%
Other operating expenses	118,631	24.3%	108,837	24.1%	9,794	9.0%
General/auto liability insurance	14,637	3.0%	17,511	3.9%	(2,874)	(16.4%)
(Gain) loss on sale of assets	(1,403)	(0.3%)	48	0.0%	(1,451)	#
(Gain) on property insurance settlement	(70)	(0.0%)	—	0.0%	(70)	#

Total operating expenses	445,942	91.5%	419,755	93.0%	26,187	6.2%

Operating income	41,605	8.5%	31,547	7.0%	10,058	31.9%
Interest expense	(31,731)	(6.5%)	(31,518)	(7.0%)	(213)	(0.7%)
Interest income	374	0.1%	517	0.1%	(143)	(27.7%)

Income from continuing operations before income taxes and minority interest	10,248	2.1%	546	0.1%	9,702	#
Income tax provision	(5,067)	(1.0%)	(1,197)	(0.3%)	(3,870)	#
Minority interest	(812)	(0.2%)	(1,389)	(0.3%)	577	41.5%

Income (loss) from continuing operations	4,369	0.9%	(2,040)	(0.5%)	6,409	#
Income (loss) from discontinued operations, net of income taxes	(272)	(0.1%)	1,031	0.2%	(1,303)	#

Net income (loss)	$4,097	0.8%	$(1,009)	(0.2%)	$5,106	#

Income (loss) per share
Basic—
Income (loss) from continuing operations	$0.18		$(0.08)		$0.26
Income (loss) from discontinued operations	(0.01)		0.04		(0.05)

Net income (loss)	$0.17		$(0.04)		$0.21

Diluted—
Income (loss) from continuing operations	$0.17		$(0.08)		$0.25
Income (loss) from discontinued operations	(0.01)		0.04		(0.05)

Net income (loss)	$0.16		$(0.04)		$0.20

Average number of common shares outstanding—Basic	24,787		24,604		183

Average number of common shares outstanding—Diluted	24,952		24,604		348

# — Variances over 100% not displayed.

Our results for the year ended June 30, 2008 reflect an increase in net revenue of $36.2 million, or 8.0% compared to the fiscal year ended June 30, 2007. The $5.1 million increase in net income is attributable to an increase of $6.4 million in income from continuing operations offset by the change in income from discontinued operations of $1.3 million.

Net Revenue

The following table shows a comparison of consolidated net revenue (in thousands):

	Years Ended June 30,
	2008	2007	$ Change	% Change
Ambulance services	$413,790	$384,286	$29,504	7.7%
Other services	73,757	67,016	6,741	10.1%

Total net revenue	$487,547	$451,302	$36,245	8.0%

Ambulance Services

The $29.5 million increase in ambulance services revenue was driven by a $26.9 million increase in same service area revenue and $4.3 million of increases related to new contract revenue, offset by a $1.7 million alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. The increase in same service area revenue included $18.6 million related to an increase in net medical transport APC, $5.5 million increase in medical transport volume and a $2.8 million increase in subsidy revenue. The increase in net medical transport APC is a reflection of improved collection, rate increases and changes in service level mix within our markets. The new contract revenue was generated primarily from our California, Missouri, Tennessee and Washington markets.

Below are two tables providing fiscal year comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Years Ended June 30,
	2008	2007	Change	% Change
Same service area medical transports	1,079,175	1,062,716	16,459	1.5%
New contract medical transports	12,124	N/A	12,124	#

Medical transports from continuing operations	1,091,299	1,062,716	28,583	2.7%

# — Variances over 100% not displayed

New contract medical transport growth relates to new contracts in our California, Missouri, Tennessee and Washington markets.

	Years Ended June 30,
	2008	% of Transports	2007	% of Transports	Transport Change	% Change
Emergency medical transports	510,801	43.6%	493,331	43.0%	17,470	3.5%
Non-emergency medical transports	580,498	49.6%	569,385	49.6%	11,113	2.0%

Total medical transports	1,091,299	93.2%	1,062,716	92.6%	28,583	2.7%
Wheelchair transports	79,613	6.8%	85,406	7.4%	(5,793)	(6.8%)

Total transports from continuing operations	1,170,912	100.0%	1,148,122	100.0%	22,790	2.0%

Increases in emergency medical transports represented 61.1% of the growth in continuing operations medical transport volume in fiscal 2008.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $303.5 million and $281.1 million for fiscal 2008 and 2007, respectively. The increase of $22.4 million is the result of rate increases, changes in payer mix in certain markets, changes in service level mix, increased transport volume and the effect of a $1.7 million reserve to contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. Even with a $59.8 million growth in gross ambulance services revenue, uncompensated care as a percentage declined 0.1% to 14.4% from 14.5% for fiscal 2008 and 2007, respectively.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Years Ended June 30,
	2008	% of Gross	2007	% of Gross	$ Change	% Change
Gross ambulance services revenue	$837,886	100.0%	$778,066	100.0%	$59,820	7.7%
Contractual allowances	(303,527)	(36.2%)	(281,092)	(36.1%)	(22,435)	(8.0%)
Uncompensated care	(120,569)	(14.4%)	(112,688)	(14.5%)	(7,881)	(7.0%)

Net ambulance services revenue	$413,790	49.4%	$384,286	49.4%	$29,504	7.7%

Net Medical Transport APC

Our net medical transport APC for fiscal 2008 was $354 compared to $337 for fiscal 2007. The 5.0% increase reflects four drivers: increased transport rates, changes in the levels of uncompensated care offset by a concentration of transport growth within the emergency response sector; and changes in the number of basic life support versus advanced life support transports provided.

Other Services

The $6.7 million increase in other services revenue is primarily due to a $3.5 million increase in fire subscription revenue and a $2.5 million increase in master fire contract fees. The increase in fire subscription revenue is attributable to increases in rates, and to a lesser extent, increases in subscribers. The increase in master fire contract fees primarily relates to a new contract in Washington and increased rates associated with our industrial and airport contracts.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense was $301.2 million, or 61.8% of net revenue for fiscal 2008, an increase of $19.5 million from $281.7 million, or 62.4% of net revenue for fiscal 2007. The increase was primarily due to a $8.5 million increase from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee and California markets and new contracts in our Washington and California markets, $3.7 million due to annual cost of living adjustments and increased base wage rates to achieve optimum staffing levels, $3.1 million increase in the management incentive program accrual, $1.4 million increase in employee health insurance expense and a $0.9 million decrease in the positive workers’ compensation actuarial claims adjustment as compared to prior year ($5.8 million recognized in fiscal 2007 compared to $4.9 million recognized in fiscal 2008).

Depreciation and Amortization

The increase in depreciation and amortization of $1.2 million or 10.7% in the 2008 fiscal year versus 2007 fiscal year is primarily due to additional capital expenditures during the year.

Other Operating Expenses

Other operating expenses were $118.6 million, or 24.3% of net revenue for fiscal 2008, an increase of $9.8 million from $108.8 million, or 24.1% of net revenue for fiscal 2007. The increase is primarily due to a $3.5 million increase in fuel expense, $2.8 million increase in professional fees related to tax, legal, and audit fees associated with the adoption of FIN 48, the completion of a prior year financial statement restatement, review of Internal Revenue Code Section 382 matters, expenses related to the agreement to settle the proposed Board of Directors election contest, contract renewals, responses to contract proposals and union negotiations. In addition, we recognized a $1.3 million increase in property lease expenses, $1.1 million increase in vehicle maintenance, $0.8 million increase in operating supplies, with the balance due to various administrative expenses. These increases were offset by a $1.3 million Medicare reserve contingency recorded in the prior year.

General/Auto Liability

The general/auto liability expense was $14.6 million, or 3.0% of net revenue for fiscal 2008, a decrease of $2.9 million from $17.5 million, or 3.9% of net revenue for fiscal 2007. The decrease is due to $1.3 million positive actuarial claims adjustment recognized in fiscal 2008 compared to a $1.1 million negative actuarial claims adjustment recognized in fiscal 2007. Additionally, a settlement of $0.9 million related to third party administrative fees was expensed in fiscal 2007.

Gain on Sale of Assets

During fiscal 2008, we sold certain of our previously written-off self-pay accounts receivable to an unrelated third party. The resulting gains totaled $2.1 million, $1.8 million of which were recorded in continuing operations and $0.3 million of which was recorded in discontinued operations.

Interest Expense

The increase in interest expense was primarily due to the continued non-cash accretion of our Senior Discount Notes offset by a lower senior credit facility balance.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income. The decrease in minority interest expense during fiscal 2008 is due to decreased net income generated by the partnership in fiscal 2008.

Income Tax Provision

Our income tax provision consists primarily of deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As of June 30, 2008, our net operating loss carryforwards for certain taxing jurisdictions have either been fully utilized or have expired. As a result, current state income tax expense has increased relative to prior years.

During fiscal 2008, we recorded a $5.1 million income tax provision related to continuing operations. This provision includes $3.6 million of deferred income tax expense, which does not require a current cash payment. The deferred income tax expense results primarily from utilization of tax benefits, primarily resulting from net operating loss carryforwards, generated in prior years.

During fiscal 2008 the continuing operations tax provision results in an effective tax rate of 49.4%. This rate differs from the federal statutory rate of 35.0% primarily as a result of recurring expenses that are not deductible for income tax purposes, such as certain executive compensation, lobbying expenses, and a portion of non-cash interest related to our 12.75% Senior Discount Notes. These items increased our effective tax rate by 14.1%. The effective income tax rate also includes 13.6% related to state income taxes as certain states net operating losses have been fully utilized or expired (net of federal benefit). Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego.

During fiscal 2007, we recorded a $1.2 million income tax provision related to continuing operations. This provision includes $0.4 million of deferred income tax expense, which does not require a current cash payment. The deferred income tax expense results primarily from utilization of tax benefits, primarily resulting from net operating loss carryforwards, generated in prior years.

Pretax income from continuing operations in fiscal 2007 was significantly lower than in fiscal 2008. As a result, permanent differences not deductible calculating taxable income and state income taxes, as discussed below, had a much larger impact on the effective tax rate. During fiscal 2007 the continuing operations tax provision results in an effective tax rate of 219.2%. This rate differs from the federal statutory rate of 35.0% primarily as a result of recurring expenses that are not deductible for income tax purposes, such as certain executive compensation, lobbying expenses, and a portion of non-cash interest related to our 12.75% Senior Discount Notes. These items increased our effective tax rate by 156.8%. The effective income tax rate also includes 157.5% related to state income taxes as certain states net operating losses have been fully utilized or expired. (net of federal benefit). Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego.

As of June 30, 2008, we maintain a valuation allowance of $30.4 million against deferred tax assets that we do not believe will be realized. The valuation allowance includes $20.4 million related to capital loss carryforwards and $10.0 million related to state net operating loss carryforwards.

Fiscal 2008 Compared To Fiscal 2007 — Segments

Overview

We have four regional reporting segments which correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey (fire), North Dakota, Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire), New Mexico, Oregon (fire)

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services while other services are predominantly in the South and Southwest segments. During the first quarter of fiscal 2008, we determined that certain characteristics of our Georgia operations were more similar to the characteristics of operations residing in our South segment. Accordingly, we reorganized our operating segments and Georgia, formerly included in the Mid-Atlantic segment is now included in the South segment. As a result of this change, prior period segment information pertaining to Georgia has been reclassified from the Mid-Atlantic segment to the South segment to conform to the fiscal 2008 segment designations.

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, our measure of segment profitability is defined as income from continuing operations before depreciation and amortization, including goodwill impairment, interest expense (income), income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

The key drivers that impact ambulance services revenues include transport volume, rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency and non-emergency services, our ability to negotiate government subsidies as well as other competitive and market factors. The main drivers of other services revenue are fire subscription rates and the number of subscribers. These drivers can vary significantly from market to market and also can change over time.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	2008	2007	$ Change	% Change
Net revenue
Ambulance services	$83,388	$82,365	$1,023	1.2%
Other services	3,853	3,764	89	2.4%

Total net revenue	$87,241	$86,129	$1,112	1.3%

Segment profit	$17,107	$14,114	$2,993	21.2%
Segment profit margin	19.6%	16.4%
Medical transports	244,225	254,040	(9,815)	(3.9%)
Wheelchair transports	22,324	23,893	(1,569)	(6.6%)
Net Medical Transport APC	$331	$313	$18	5.8%
DSO	44	55	(11)	(20.0%)

Revenue

The $1.0 million increase in ambulance services revenue was primarily due to $4.3 million attributable to the increase in net medical transport APC, offset by $3.1 million decrease in same service area transport volume. The decrease in medical transports reflects the continued decreasing population trend within our Ohio and Buffalo markets. In addition, we continue to experience a high level of competition for non-emergency business within our Columbus, Ohio market which is driving transport volumes down. The decrease in wheelchair transports results from an ongoing strategic effort to outsource non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports.

Payroll and employee benefits

Payroll and employee benefits expense were $45.6 million, or 52.3% of net revenue for fiscal 2008, a decrease of $2.1 million from $47.7 million, or 55.4% of net revenue for fiscal 2007. The decrease was primarily due to a $2.1 million decrease in ambulance unit hours required in the Buffalo and Ohio markets and a $1.3 million decrease to workers’ compensation expense offset by a $1.0 million increase related to annual cost of living adjustments.

Operating Expenses

Operating expenses, including general/auto liability expense, for fiscal 2008 were $18.0 million, or 20.6% of net revenue, a decrease of $1.6 million from $19.6 million or 22.8% of net revenue, for fiscal 2007. This decrease is primarily due to a $1.7 million decrease in general/auto liability insurance claims and a $0.9 million Medicare reserve contingency recorded in the prior year offset by changes in other vehicle and operating expenses, most notably a $0.5 million increase related to fuel costs.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the prior year financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Service Code Section 382 matter, the agreement to settle the Board of Directors election contest and the allocation of positive actuarial adjustments for our insurance programs previously recorded on a consolidated basis.

Gain on Sale of Assets

During fiscal 2008, we sold certain of our previously written-off self-pay accounts receivable to an unrelated third party. The gain recognized in Mid-Atlantic totaled $0.3 million.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	2008	2007	$ Change	% Change
Net revenue
Ambulance services	$91,501	$80,058	$11,443	14.3%
Other services	24,972	23,158	1,814	7.8%

Total net revenue	$116,473	$103,216	$13,257	12.8%

Segment profit	$10,781	$10,417	$364	3.5%
Segment profit margin	9.3%	10.1%
Medical transports	287,385	270,979	16,406	6.1%
Wheelchair transports	16,330	17,696	(1,366)	(7.7%)
Net Medical Transport APC	$287	$263	$24	9.1%
Fire subscriptions at period end	33,994	34,304	(310)	(0.9%)
DSO	53	57	(4)	(7.0%)

Revenue

The $11.4 million increase in ambulance services revenue was primarily due to an $11.6 million increase in same service area revenue, a $1.5 million increase related to new contract revenue in Missouri and Tennessee, offset by a $1.7 million alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. The same service area revenue included a $6.5 million increase in net medical transport APC, $3.0 million increase in medical transport volume, and $2.3 million increase in ambulance subsidies. The increase in net medical APC is a reflection of both an improvement in collection rates and changes in service level mix. The increase in medical transport volume was primarily due to growth in our Tennessee and Missouri markets. The decrease in wheelchair transports results from an ongoing strategic effort to outsource non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. Within other services revenue, master fire contracts increased $1.4 million primarily related to a new contract in Washington and increased rates associated with our industrial and airport contracts.

Payroll and employee benefits

Payroll and employee benefits were $72.8 million, or 62.5% of net revenue for fiscal 2008, compared to $64.1 million, or 62.1% of net revenue, for fiscal 2007. The $8.7 million increase is primarily due to $8.7 million increase from additional ambulance unit hours to meet more stringent service level requirements and increased transport volume, $0.8 million due to annual cost of living and base wage rate increases to achieve optimum staffing levels offset by a $1.4 million decrease in workers’ compensation expense.

Operating Expenses

Operating expenses, including general/auto liability expense, for fiscal 2008 were $23.9 million, or 20.5% of net revenue, compared to $22.8 million or 22.1% of net revenue for fiscal 2007. The $1.1 million increase was primarily due to a $1.3 million increase in fuel costs and $0.7 million increase in vehicle maintenance, offset by a $0.8 million decrease in general/auto liability insurance claims cost, a $0.4 million Medicare reserve contingency recorded in the prior year and other individually less significant changes in other operating expenses.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the prior year financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Service Code Section 382 matter, the agreement to settle the Board of Directors election contest and the allocation of positive actuarial adjustments for our insurance programs previously recorded on a consolidated basis.

Gain on Sale of Assets

During fiscal 2008, we sold certain of our previously written-off self-pay accounts receivable to an unrelated third party. The gain recognized in South totaled $0.5 million.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	2008	2007	$ Change	% Change
Net revenue
Ambulance services	$135,073	$124,749	$10,324	8.3%
Other services	43,583	39,085	4,498	11.5%

Total net revenue	$178,656	$163,834	$14,822	9.0%

Segment profit	$22,978	$13,772	$9,206	66.8%
Segment profit margin	12.9%	8.4%
Medical transports	260,452	246,712	13,740	5.6%
Wheelchair transports	7,375	12,399	(5,024)	(40.5%)
Net Medical Transport APC	$509	$496	$13	2.6%
Fire subscriptions at period end	84,017	81,578	2,439	3.0%
DSO	60	59	1	1.7%

Revenue

The $10.3 million increase in ambulance services revenue was due to an increase in same service area revenue. The same service area revenue included a $3.2 million increase in net medical APC, $6.8 increase in medical transport volume and $0.5 million increase in ambulance subsidies. The increase in net medical APC is a reflection of both an improvement in collection rates and changes in service level mix within the segment while medical transport growth occurred throughout the Arizona markets. The decrease in wheelchair transports results from an ongoing strategic effort to eliminate transports for which we are not contractually obligated. The increase in other services revenue was primarily due to a $3.5 million increase in fire subscription revenue due to increased fire subscription rates and to a lesser extent, increased subscribers as well as a $1.2 million increase in master fire contract fees related to increases in rates related to community fire contracts and the conversion of one community from fire subscriptions to a master contract.

Payroll and employee benefits

Payroll and employee benefits were $100.7 million, or 56.4% of net revenue for fiscal 2008, compared to $102.4 million, or 62.5% of net revenue for fiscal 2007. The $1.7 million decrease was primarily due to $1.2 million decrease in workers’ compensation expense, $1.1 million positive pension plan actuarial adjustments previously recorded on a consolidated basis and $0.4 million decrease in ambulance unit hours offset by $0.5 million annual cost of living and base wage rate increases and $0.4 million severance accrual for administrative downsizing.

Operating Expenses

Operating expenses, including general/auto liability costs, for fiscal 2008 were $41.2 million, or 23.1% of net revenue, compared to $38.3 million, or 23.4% of net revenue for fiscal 2007. The $2.9 million increase is primarily due to $0.8 million in property lease expense, $0.7 million increase in fuel expense, $0.7 million increase in operating supplies and $0.5 million increase in general/auto liability insurance claims.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the prior year financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Service Code Section 382 matter, the agreement to settle the Board of Directors election contest and the allocation of positive actuarial adjustments for our insurance programs previously recorded on a consolidated basis.

Gain on Sale of Assets

During fiscal 2008, we sold certain of our previously written-off self-pay accounts receivable to an unrelated third party. The gain recognized in Southwest totaled $0.4 million.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	2008	2007	$ Change	% Change
Net revenue
Ambulance services	$103,828	$97,114	$6,714	6.9%
Other services	1,349	1,009	340	33.7%

Total net revenue	$105,177	$98,123	$7,054	7.2%

Segment profit	$3,620	$4,880	$(1,260)	(25.8%)
Segment profit margin	3.4%	5.0%
Medical transports	299,237	290,985	8,252	2.8%
Wheelchair transports	33,584	31,418	2,166	6.9%
Net Medical Transport APC	$303	$290	$13	4.5%
DSO	82	95	(13)	(13.7%)

Revenue

The $6.7 million increase in ambulance services revenue was primarily due to $3.9 million increase in same service area revenue and $2.8 million in new contract revenue in Washington and California. The same service area revenue included a $3.1 million increase in net medical transport APC, a $0.3 million increase in medical transport volume, and a $0.5 million increase in master ambulance contracts. The increase in the net medical APC is a reflection of both a reduction in uncompensated care and a change in service level mix. The increase in medical transport volumes was due to growth in the San Diego, Pacific Northwest and Nebraska markets offset by a decline in our Colorado market as a result of the University of Colorado hospital system consolidating its campuses and reducing the volume of non-emergency transports and in our Florida market. The increase in wheelchair transports reflects the increased volume in the Washington markets related to new contracts providing a compliment of services. The increase in other services revenue is primarily related to the evacuation services we provided during the San Diego wildfires in September and October of 2007.

Payroll and employee benefits

Payroll and employee benefits for fiscal 2008 was $59.8 million, or 56.9%, of net revenue, compared to $57.2 million, or 58.3% of net revenue for fiscal 2007. The $2.6 million increase is primarily due to $2.4 million increase in additional unit hours under new contracts and $1.2 million in annual cost of living and base wage increases to achieve optimal staffing levels. These increases were offset by a $1.3 million decrease in workers’ compensation expense.

Operating Expenses

Operating expenses, including general/auto liability costs, for fiscal 2008 were $35.7 million, or 34.0% of net revenue, compared to $32.7 million, or 33.3% of net revenue for fiscal 2007. The $3.0 million increase was primarily due to a $0.9 million increase in fuel costs, $0.7 million increase in professional fees associated with ambulance contract renewals and business development, $0.5 million increase in operating supplies, and other individually less significant changes in other operating expenses.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the prior year financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Service Code Section 382 matter, the agreement to settle the Board of Directors election contest and the allocation of positive actuarial adjustments for our insurance programs previously recorded on a consolidated basis.

Gain on Sale of Assets

During fiscal 2008, we sold certain of our previously written-off self-pay accounts receivable to an unrelated third party. The gain recognized in West totaled $0.6 million.

Results of Operations

Fiscal 2007 Compared To Fiscal 2006 — Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2007 and 2006. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2007	% of Net Revenue	2006	% of Net Revenue	Change	% Change
Net revenue	$451,302	100.0%	$438,179	100.0%	$13,123	3.0%

Operating expenses:
Payroll and employee benefits	281,723	62.4%	260,942	59.6%	20,781	8.0%
Depreciation and amortization	11,636	2.6%	10,615	2.4%	1,021	9.6%
Other operating expenses	108,837	24.1%	104,640	23.9%	4,197	4.0%
General/auto liability insurance expense	17,511	3.9%	12,711	2.9%	4,800	37.8%
(Gain) loss on sale of assets	48	0.0%	(1,311)	(0.3%)	1,359	#

Total operating expenses	419,755	93.0%	387,597	88.5%	32,158	8.3%

Operating income	31,547	7.0%	50,582	11.5%	(19,035)	(37.6%)
Interest expense	(31,518)	(7.0%)	(31,025)	(7.1%)	(493)	(1.6%)
Interest income	517	0.1%	548	0.1%	(31)	(5.7%)

Income from continuing operations before income taxes and minority interest	546	0.1%	20,105	4.6%	(19,559)	(97.3%)
Income tax provision	(1,197)	(0.3%)	(10,668)	(2.4%)	9,471	88.8%
Minority interest	(1,389)	(0.3%)	(759)	(0.2%)	(630)	(83.0%)

Income (loss) from continuing operations	(2,040)	(0.5%)	8,678	2.0%	(10,718)	#
Income (loss) from discontinued operations, net of income taxes	1,031	0.2%	(5,798)	(1.3%)	6,829	#

Net income (loss)	$(1,009)	(0.2%)	$2,880	0.7%	$(3,889)	#

Income (loss) per share
Basic—
Income (loss) from continuing operations	$(0.08)		$0.36		$(0.44)
Income (loss) from discontinued operations	0.04		(0.24)		0.28

Net income (loss)	$(0.04)		$0.12		$(0.16)

Diluted—
Income (loss) from continuing operations	$(0.08)		$0.35		$(0.43)
Income (loss) from discontinued operations	0.04		(0.23)		0.27

Net income (loss)	$(0.04)		$0.12		$(0.16)

Average number of common shares outstanding— Basic	24,604		24,359		245

Average number of common shares outstanding—Diluted	24,604		24,842		(238)

# — Variances over 100% not displayed.

Our results for the year ended June 30, 2007 reflect an increase in net revenue of $13.1 million, or 3.0% compared to the fiscal year ended June 30, 2006. The $3.9 million decrease in net income is attributable to a decrease of $10.7 million in income from continuing operations offset by a decrease in losses from discontinued operations of $6.8 million.

Net Revenue

The following table shows a comparison of consolidated net revenue (in thousands):

	Years Ended June 30,
	2007	2006	$ Change	% Change
Ambulance services	$384,286	$373,890	$10,396	2.8%
Other services	67,016	64,289	2,727	4.2%

Total net revenue	$451,302	$438,179	$13,123	3.0%

Ambulance Services

The $10.4 million increase in ambulance services revenue was driven by $6.5 million in new contract revenue and $3.9 million in same service area revenue. The increase in same service area revenue included $9.0 million related to an increase in medical transport volume and $1.5 million of increased subsidy revenue offset by a decrease of $7.2 million related to a decrease in the net medical transport APC. Net medical transport APC decreased $6 from $343 at June 30, 2006 to $337 at June 30, 2007. The decrease in net medical transport APC is a reflection of higher levels of uncompensated care.

Below are two tables providing fiscal year comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Years Ended June 30,
	2007	2006	Change	% Change
Same service area medical transports	1,044,498	1,018,218	26,280	2.6%
New contract medical transports	18,218	N/A	18,218	#

Medical transports from continuing operations	1,062,716	1,018,218	44,498	4.4%

# — Variances over 100% not displayed

New contract medical transport growth of 18,218 is due to new contracts in Missouri, Utah and Washington.

	Years Ended June 30,
	2007	% of Transports	2006	% of Transports	Transport Change	% Change
Emergency medical transports	493,331	43.0%	451,716	41.1%	41,615	9.2%
Non-emergency medical transports	569,385	49.6%	566,502	51.5%	2,883	0.5%

Total medical transports	1,062,716	92.6%	1,018,218	92.6%	44,498	4.4%
Wheelchair transports	85,406	7.4%	80,781	7.4%	4,625	5.7%

Total transports from continuing operations	1,148,122	100.0%	1,098,999	100.0%	49,123	4.5%

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $281.1 million and

$244.9 million for fiscal 2007 and 2006, respectively. The increase of $36.2 million is primarily a result of rate increases, change in payer mix in certain markets, changes in service level mix, and increased transport volumes. Uncompensated care as a percentage of gross ambulance services revenue was 14.5% and 13.1% for fiscal 2007 and 2006, respectively. An increase in transport volume associated with emergency response services coupled with higher write-offs due to denial for medical necessity, non-covered services, co-pays and deductibles have resulted in a rise in uncompensated care over the same period in the prior year.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Years Ended June 30,
	2007	% of Gross	2006	% of Gross	$ Change	% Change
Gross ambulance services revenue	$778,066	100.0%	$712,113	100.0%	$65,953	9.3%
Contractual allowances	(281,092)	(36.1%)	(244,938)	(34.4%)	(36,154)	(14.8%)
Uncompensated care	(112,688)	(14.5%)	(93,285)	(13.1%)	(19,403)	(20.8%)

Net ambulance services revenue	$384,286	49.4%	$373,890	52.5%	$10,396	2.8%

Net Medical Transport APC

Our net medical transport APC for fiscal 2007 was $337 compared to $343 for fiscal 2006. The 1.7% decrease reflects four drivers: increased transport rates offset by a concentration of transport growth within the emergency response sector, increase in the number of basic life support versus advanced life support transports provided and an increase in uncompensated care in addition to a $0.7 million reserve for a change in estimate related to a review of levels of service provided to patients in the West segment.

Other Services

The $2.7 million increase in other services revenue is primarily due to a $2.9 million increase in master fire contract fees associated with our industrial and airport contracts including our new Sarasota, Florida airport contract which we entered into in October 2006.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense was $281.7 million, or 62.4% of net revenue for fiscal 2007, an increase of $20.8 million from $260.9 million, or 59.6% of net revenue for fiscal 2006. The increase included a $3.5 million increase in employee health insurance expense due to higher claims paid under our self-insured program, a $2.2 million increase in headcount as a result of hiring paramedics in our San Diego operation that were historically independent contractors and thus reflected in other operating expenses, a $1.6 million increase in executive severance expense, a $1.5 million increase in workers’ compensation expense, and the balance due to competitive wage increases within specific markets to counter paramedic shortages and increased transport volume. These increases were partially offset by a $4.3 million decrease in management incentive plan accrual.

The increase in workers’ compensation expense is primarily due to $5.8 million positive actuarial claims adjustment recognized in 2007 compared to a $7.6 million positive actuarial claims adjustment recognized in 2006.

Depreciation and Amortization

The increase in depreciation and amortization of $1.0 million or 9.6% in the 2007 fiscal year versus 2006 fiscal year is primarily due to additional capital expenditures during the year.

Other Operating Expenses

Other operating expenses were $108.8 million, or 24.1% of net revenue for fiscal 2007, an increase of $4.2 million from $104.6 million, or 23.9% of net revenue for fiscal 2006. The increase in other operating expenses included a $1.4 million increase in medical supplies due to transport volume, a $1.4 million increase in leased property expense, a $1.3 million reserve related to negotiations surrounding alleged billing inaccuracies in Ohio during 1997-2001 and a $0.7 million increase in fuel costs, offset by a decrease in independent contractors expense as a result of hiring paramedics in our San Diego operation that are now recorded in payroll expense.

General/Auto Liability

The general/auto liability expense was $17.5 million, or 3.9% of net revenue for fiscal 2007, an increase of $4.8 million from $12.7 million, or 2.9% for fiscal 2006. The increase is due primarily to $1.1 million negative actuarial claims adjustment recognized in 2007 compared to a $2.8 million positive actuarial claims adjustment recognized in 2006. In addition, we expensed a settlement of $0.9 million related to third party administrative fees.

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

During fiscal 2007, we recorded a $1.2 million income tax provision related to continuing operations. This provision includes $0.4 million of deferred income tax expense, which does not require a current cash payment. The deferred income tax expense results primarily from utilization of tax benefits, primarily resulting from net operating loss carryforwards, generated in prior years.

Pretax income from continuing operations in fiscal 2007 was significantly lower than in fiscal 2006. As a result, permanent differences not deductible calculating taxable income and state income taxes, as discussed below, had a much larger impact on the effective tax rate. During fiscal 2007 the continuing operations tax provision results in an effective tax rate of 219.2%. This rate differs from the federal statutory rate of 35.0% primarily as a result of recurring expenses that are not deductible for income tax purposes, such as certain executive compensation, lobbying expenses, and a portion of non-cash interest related to our 12.75% Senior Discount Notes. The effective income tax rate applicable to continuing operations also includes an increase of 157.5% related to state income taxes (net of federal benefit). Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego.

During fiscal 2006, we recorded a $10.7 million income tax provision related to continuing operations. This provision includes $9.0 million of deferred income tax expense, which does not require a current cash payment. The deferred income tax expense results primarily from utilization of tax benefits, primarily resulting from net operating loss carryforwards, generated in prior years.

The fiscal 2006 continuing operations tax provision results in an effective tax rate of 53.1%. This rate differs from the federal statutory rate of 35.0% as a result of recurring expenses that are not deductible for income tax purposes, such as certain executive compensation and a portion of non-cash interest related to our 12.75% Senior Discount Notes. Additionally, the effective tax rate reflects $0.8 million of adjustments to prior year tax provisions. The effective income tax rate applicable to continuing operations also includes 4.2% related to state income taxes (net of federal benefit).

Fiscal 2007 Compared To Fiscal 2006 — Segments

Overview

We have four regional reporting segments which correspond with the manner in which operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey (fire), North Dakota, Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire), New Mexico, Oregon (fire)

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services while other services are predominantly in the South and Southwest segments. During the first quarter of fiscal 2008, we determined that certain characteristics of our Georgia operations were more similar to the characteristics of operations residing in our South segment. Accordingly, we reorganized our operating segments and Georgia, formerly included in the Mid-Atlantic segment is now included in the South segment. As a result of this change, prior period segment information pertaining to Georgia has been reclassified from the Mid-Atlantic segment to the South segment to conform to the fiscal 2008 segment designations.

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, our measure of segment profitability is defined as income from continuing operations before depreciation and amortization, including goodwill impairment, interest expense (income), income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

The key drivers that impact ambulance services revenues include transport volume, rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency and non-emergency services, our ability to negotiate government subsidies as well as other competitive and market factors. The main drivers of other services revenue are fire subscription rates and the number of subscribers. These drivers can vary significantly from market to market and also can change over time.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	2007	2006	$ Change	% Change
Net revenue
Ambulance services	$82,365	$78,794	$3,571	4.5%
Other services	3,764	3,815	(51)	(1.3%)

Total net revenue	$86,129	$82,609	$3,520	4.3%

Segment profit	$14,114	$12,740	$1,374	10.8%
Segment profit margin	16.4%	15.4%
Medical transports	254,040	254,600	(560)	(0.2%)
Wheelchair transports	23,893	22,110	1,783	8.1%
Net Medical Transport APC	$313	$298	$15	5.0%
DSO	55	59	(4)	(6.8%)

Revenue

Net revenue for the year ended June 30, 2007 was $86.1 million, an increase of $3.5 million, or 4.3% from $82.6 million for the same period in the prior year. The increase in net revenue was primarily related to a $3.7 million increase driven by an increase in net medical transport APC. The net decrease in medical transports primarily reflects the continued trend we see in a decreasing population base within our New York and Pennsylvania markets, including Buffalo, Rochester, Syracuse and Youngstown. In addition, we continue to experience a high level of competition for non-emergency business within our Columbus, Ohio market. The increase in wheelchair transports is a function of the broad range of services provided to our non-emergency medical ambulance customers.

Payroll and employee benefits

Payroll and employee benefits for the year ended June 30, 2007 were $47.7 million, or 55.4% of net revenue, compared to $48.6 million, or 58.8% of net revenue, for the year ended June 30, 2006. The $0.9 million decrease is primarily due to a reduction in crew overtime costs.

Operating Expenses

Operating expenses, including general/auto liability expense, for the year ended June 30, 2007 were $19.6 million, or 22.8% of net revenue, compared to $18.8 million or 22.8% of net revenue, for the year ended June 30, 2006. This increase is primarily due to a $0.9 million reserve related to negotiations surrounding alleged billing inaccuracies within our Ohio operation between the periods 1997-2001 offset by a decrease in various other vehicle and operating expenses of which individually are not significant.

In addition, corporate overhead allocations increased resulting from higher employee health insurance, workers’ compensation and general/auto liability expense.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	2007	2006	$ Change	% Change
Net revenue
Ambulance services	$80,058	$73,780	$6,278	8.5%
Other services	23,158	21,321	1,837	8.6%

Total net revenue	$103,216	$95,101	$8,115	8.5%

Segment profit	$10,417	$11,612	$(1,195)	(10.3%)
Segment profit margin	10.1%	12.2%
Medical transports	270,979	252,428	18,551	7.3%
Wheelchair transports	17,696	13,183	4,513	34.2%
Net Medical Transport APC	$263	$261	$2	0.8%
Fire subscriptions at period end	34,304	34,740	(436)	(1.3%)
DSO	57	71	(14)	(19.7%)

Revenue

Net revenue for the year ended June 30, 2007 was $103.2 million, an increase of $8.1 million, or 8.5%, from $95.1 million for the same period in the prior year. The increase in ambulance services revenue was primarily related to a $5.0 million increase in same service area revenue and $1.3 million in new contract revenue. The same service area revenue increase was primarily driven by $3.9 million related to increased transport volume and $0.8 million related to increased ambulance subsidies and standby revenue. New contracts for the period include two exclusive 911 contracts in the Missouri and Tennessee markets. The increase in other services revenue was due primarily to a $1.6 million increase in master fire contract fees and $0.4 million of fire subscription revenue. The growth in master fire contract fees is largely a result of the Sarasota, Florida airport fire contract entered into October 2006.

Payroll and employee benefits

Payroll and employee benefits for the year ended June 30, 2007 were $64.1 million, or 62.1% of net revenue, compared to $58.6 million, or 61.6% of net revenue, for the year ended June 30, 2006.

Operating Expenses

Operating expenses, including general/auto liability expense, for the year ended June 30, 2007 were $22.8 million, or 22.1% of net revenue, compared to $21.3 million or 22.4% of net revenue for the year ended June 30, 2006. The increase is due to a $0.4 million reserve related to negotiations surrounding alleged billing inaccuracies within our Ohio operation between the periods 1997-2001, increased operating supplies and fuel expense as a result of higher transport volumes in addition to increased professional fees related to union negotiations and responses to requests for proposals.

In addition, corporate overhead allocations increased resulting from higher employee health insurance, workers’ compensation and general/auto liability expenses.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	2007	2006	$ Change	% Change
Net revenue
Ambulance services	$124,749	$127,271	$(2,522)	(2.0%)
Other services	39,085	38,492	593	1.5%

Total net revenue	$163,834	$165,763	$(1,929)	(1.2%)

Segment profit	$13,772	$27,160	$(13,388)	(49.3%)
Segment profit margin	8.4%	16.4%
Medical transports	246,712	245,129	1,583	0.6%
Wheelchair transports	12,399	15,190	(2,791)	(18.4%)
Net Medical Transport APC	$496	$511	$(15)	(2.9%)
Fire subscriptions at period end	81,578	83,914	(2,336)	(2.8%)
DSO	59	54	5	9.3%

Revenue

Net revenue for the year ended June 30, 2007 was $163.8 million, a decrease of $1.9 million, or 1.2%, from $165.7 million for the same period in prior year. The decrease in net revenue was due primarily to a $2.5 million decrease in ambulance services revenue. The decrease in ambulance services revenue was driven by a $3.6 million decrease in revenue related to the decrease in the net medical transport APC offset by a $0.8 million increase related to medical transport growth. Other services revenue increases of $0.6 million are related to increased master fire contract fees of $1.3 million offset by a $0.3 million decline in wildland forestry services and $0.3 million decrease in fire subscription revenue.

Payroll and employee benefits

Payroll and employee benefits for the year ended June 30, 2007 were $102.4 million, or 62.5% of net revenue, compared to $94.5 million, or 57.0% of net revenue for the year ended June 30, 2006. The $7.9 million increase is primarily due to wage increases in the Arizona market to counter paramedic shortages and retain existing workforce, increased headcount, increased defined benefit plan costs for certain union employees, and increased employee health insurance cost.

Operating Expenses

Operating expenses, including general/auto liability costs, for the year ended June 30, 2007 were $38.3 million, or 23.4% of net revenue, compared to $40.6 million, or 24.5% of net revenue for the year ended June 30, 2006. The decrease is due to a net reduction in administrative expenses, such as franchise protection costs and non-capital equipment, offset by higher property lease expenses.

In addition, corporate overhead allocation increased resulting from higher employee health insurance, workers’ compensation and general/auto liability expense.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	2007	2006	$ Change	% Change
Net revenue
Ambulance services	$97,114	$94,045	$3,069	3.3%
Other services	1,009	661	348	52.6%

Total net revenue	$98,123	$94,706	$3,417	3.6%

Segment profit	$4,880	$9,685	$(4,805)	(49.6%)
Segment profit margin	5.0%	10.2%
Medical transports	290,985	266,061	24,924	9.4%
Wheelchair transports	31,418	30,298	1,120	3.7%
Net Medical Transport APC	$290	$309	$(19)	(6.1%)
DSO	95	77	18	23.4%

Revenue

Net revenue for the year ended June 30, 2007 was $98.1 million, an increase of $3.4 million, or 3.6%, from $94.7 million for the same period in 2006. The increase in ambulance services revenue was due primarily to $5.2 million in new contract revenue offset by a $2.1 million decrease in same service area revenue. New contracts in the period included three non-emergency preferred provider arrangements in Washington and California. The decrease in same service revenue was due to a $6.3 million decrease in net medical transport APC, offset by a $3.2 million increase in same service area transport growth and $0.8 million of additional subsidies. The reduction in net medical transport APC of 6.1%, or $19 per transport is due to the mix of payers being transported, increased uncompensated care and a $0.7 million reserve for a change in estimate related to a review of levels of service provided to certain patients. The net increase in medical transport growth of 24,924 or 9.4% was due to growth in the Pacific Northwest, Utah and Florida markets.

Payroll and employee benefits

Payroll and employee benefits for the year ended June 30, 2007 was $57.2 million, or 58.3%, of net revenue, compared to $50.7 million, or 53.5% of net revenue for the year ended June 30, 2006. The $6.5 million increase is attributable to headcount required under new contracts, a $2.2 million increase as a result of hiring paramedics in the San Diego operation that were previously independent contractors and to a lesser extent wage increases to counter paramedic shortages and same service area transport growth.

Operating Expenses

Operating expenses, including general/auto liability costs, for the year ended June 30, 2007 were $32.7 million, or 33.3% of net revenue, compared to $32.3 million, or 34.1% of net revenue for the year ended June 30, 2006. The increase is due to an increase in operating supplies and vehicle costs associated with higher transport volume in addition to an increase in professional fees related to responses to requests for proposals and contract renewals.

In addition, corporate overhead allocations increased resulting from higher employee health insurance, workers’ compensation and general/auto liability expenses.

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

Revenue Recognition

A significant portion of our revenue is generated in the highly regulated and complex healthcare industry. Ambulance services revenue is recognized when services are provided to our patients and are recorded net of estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. We use sophisticated financial models to estimate the provisioning for both contractual allowances and uncompensated care by looking at current service levels, payer mix known at the time of transport and incorporating historical trend information by service area. The evaluation of these data points, along with our interpretation of Medicare, Medicaid and various commercial insurance provider rules and regulations is highly complicated and subjective. If our interpretation or our analysis surrounding historical data is incorrect, revenue could be overstated or understated. For fiscal 2008, a 1% change in our estimate of revenue collectability would impact the company by $8.1 million.

Revenue generated under fire protection service contracts is recognized over the life of the contract. Fire subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscriptions agreement, which is generally one year. Additionally, we charge enrollment fees for new subscribers under our fire protection service contracts. Such fees are deferred and recognized over the estimated customer relationship period of nine years.

Insurance Reserves

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

Reserves related to workers’ compensation claims totaled $9.4 million and $9.6 million at June 30, 2008 and 2007, respectively. Reserves related to general liability claims totaled $29.7 million and $30.6 million at June 30, 2008 and 2007, respectively.

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

Income Taxes

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

Effective July 1, 2007, we began to measure and record tax contingency accruals in accordance with FASB Financial Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Tax — an Interpretation of FASB Statement No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized pursuant to FIN 48. Prior to July 1, 2007, we recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

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

We have available to us, subject to its terms and conditions, a $20.0 million revolving credit facility, less any letters of credit outstanding under the $10.0 million sub-line with the revolving credit facility. There were no amounts outstanding under the revolving credit facility at June 30, 2008.

Cash Flows

The table below summarizes cash flow information for fiscal 2008, 2007 and 2006 (in thousands):

	Years Ended June 30,
	2008	2007	2006
Net cash provided by operating activities	$34,821	$29,642	$26,096
Net cash used in investing activities	(13,231)	(6,271)	(19,568)
Net cash used in financing activities	(11,864)	(20,231)	(21,175)

Operating Activities

For the year ended June 30, 2008 and 2007, we generated cash flow from operating activities of $34.8 million and $29.6 million, respectively. The $5.2 million increase was attributable to a $5.1 million increase in earnings, $2.7 million increase in non-cash expenses offset by $2.6 million of net cash outflows resulting from changes in operating assets and liabilities. The increase in non-cash expenses was primarily attributable to a $2.5 million increase in deferred income taxes, a $1.0 million increase in accretion of the 12.75% Senior Discount Notes, a $1.0 million increase in loss on sale of property and equipment offset by a $1.6 million increase in non-cash actuarial insurance claim adjustments compared to prior period. The net cash outflows in operating assets and liabilities is primarily due to a $3.6 million decrease in deferred revenue, a $1.7 million decrease in accounts payable, a $2.9 million increase in accounts receivable offset by a $2.8 million decrease in prepaid expenses and other, a $1.3 million increase in other liabilities and a $1.1 million decrease in other assets.

For the year ended June 30, 2007 and 2006, we generated cash flow from operating activities of $29.6 million and $26.1 million, respectively. Operating cash flows were negatively affected by decreased net income, increased prepaid assets associated with insurance premiums offset by reduced accounts receivable outstanding and decreased non-cash, actuarial insurance claim adjustments compared to prior periods.

For the year ended June 30, 2007, we had a net loss of $1.0 million, compared to net income of $2.9 million for the year ended June 30, 2006. Positive non-cash actuarial insurance claim adjustments were $4.7 million in 2007 down from $8.4 million in 2006. Changes in net operating assets offset the declines and contributed $11.1 million for the year ended June 30, 2007, which included a $5.1 million decrease in accounts receivable, a $1.7 million increase in accounts payable, a $3.0 million increase in accrued liabilities offset by a $3.2 million increase in prepaid assets.

Investing Activities

Net cash used in investing activities was $13.2 million for the year ended June 30, 2008, compared to $6.3 million for the year ended June 30, 2007. The $6.9 million increase in cash used was attributable to a $6.2 million net decrease in sale of short-term investments and a $0.7 million decrease in proceeds received from the sale of assets.

Net cash used in investing activities was $6.3 million for the year ended June 30, 2007, compared to $19.6 million for the year ended June 30, 2006. The $13.3 million decrease was attributable to a $12.4 million net increase in sale of short-term investments and a $1.9 million decrease in capital expenditures offset by a $1.0 million decrease in proceeds received from the sale of assets.

Financing Activities

For the year ended June 30, 2008, net cash used in financing activities was $11.9 million compared to $20.2 million for the year ended June 30, 2007. The $8.3 million decrease in cash used was primarily due to a $9.0 million reduction in unscheduled principal payments under the company’s credit facility. In addition during fiscal 2008, the company borrowed and repaid $3.8 million under the revolving credit facility.

For the year ended June 30, 2007, net cash used in financing activities was $20.2 million, compared to $21.2 million for the year ended June 30, 2006. The $1.0 million decrease was primarily due to a $2.0 million reduction in unscheduled principal payments under the company’s credit facility and a $1.5 million reduction in principal payments on the company’s other debt offset by a $1.0 million increase in distributions to minority shareholders under the company’s San Diego joint venture and a $0.7 million increase in debt issuance costs paid pursuant to the company’s amendments four and five under the credit facility.

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

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at June 30, 2008. See Credit Facility Amendments below.

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

On October 11, 2007, we amended the 2005 Credit Facility (“Amendment No. 6”) to modify certain financial covenant requirements contained in the Credit Agreement, including total leverage ratio, interest expense coverage ratio and fixed charge coverage ratio. In addition, our margin over LIBOR increased from 2.25% to 3.50% for the term of the loan. In connection with Amendment No. 6, we paid $1.0 million in lender and administrative fees during the second quarter of fiscal 2008. Of this amount, $0.9 million was capitalized and will be amortized to interest expense over the remaining term of the 2005 Credit Facility. As part of Amendment No. 6, we obtained a waiver under our 2005 Credit Facility, for any defaults relating to the restatement and the untimely filing of our Annual Report on Form 10-K for the year ended June 30, 2007.

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

We were in compliance with all of our covenants under our 2005 Credit Facility at June 30, 2008.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be Achieved at
			September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Debt leverage ratio	< 5.00	3.86	< 4.25	< 4.25	< 4.25	< 3.75

Interest expense coverage ratio	> 1.90	2.53	> 2.25	> 2.25	> 2.25	> 2.25

Fixed charge coverage ratio	> 1.00	1.33	> 1.10	> 1.10	> 1.10	> 1.10

Maintenance capital expenditure (1)	< $27.0 million	$13.3 million	N/A	N/A	N/A	< $27.5 million

New business capital expenditure	< $4.0 million	$27,000	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.

Contractual Obligations and Other Commitments

We have certain contractual obligations related to our debt instruments and lease obligations that come due at various times over the periods presented below. In addition we have other commitments in the form of standby letters of credit and performance bonds. The following table illustrates the expiration of our contractual obligations as well as other commitments as of June 30, 2008 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years
12.75% Senior Discount Notes due March 2016	$93,500	$—	$—	$—	$93,500
9.875% Senior Subordinated Notes due March 2015	125,000	—	—	—	125,000
Senior Secured Term Loan B due March 2011	78,000	—	78,000	—	—
Interest payments	171,799	19,124	47,808	48,530	56,337
Purchase obligations	16,319	7,516	8,051	752	—
Operating leases	67,078	12,058	20,714	14,888	19,418
Other debt obligations	628	374	214	37	3

Total contractual cash obligations	$552,324	$39,072	$154,787	$64,207	$294,258

Other Commitments	Amount of Commitment Expiration By Period
Letters of Credit	$44,793	$44,793	$—	$—	$—

Performance bonds	$8,982	$8,982	$—	$—	$—

In the table above, interest payments have been calculated using the following interest assumptions; Senior Discount Notes at 12.75% per year beginning in 2010, Senior Subordinated Notes at 9.875% per year, $78.0 million of the Term Loan B at 6.27% per year, Revolving Credit Facility commitment fee under the 2005 Credit Facility at 0.50% per year, Letter of Credit participation fee at 3.50% plus an administrative fee at 0.15% for a total of 3.65% per year and Letter of Credit fronting fee at 0.125% per year.

In addition, as of June 30, 2008, we have $6.2 million of income taxes payable as a result of our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No, 109 (“FIN 48”), on July 1, 2007. We do not expect to make cash payments related to this liability during the next twelve months. Beyond the next twelve months, timing of cash payments are uncertain and therefore no such payments are reflected in the above table.

Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the Company.

Indemnifications

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements we entered into require us to indemnify other parties against losses due to property damage including environmental contamination, personal injury, failure to comply with applicable laws, our negligence or willful misconduct or breach of representations and warranties and covenants.

Additionally, some of our customer agreements require us to provide certain assurances related to the performance of our services. Such assurances, from time to time, obligate us to; (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of uncured material defaults or other certain circumstances, or (iii) provide performance bonds or letters of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default. With respect to such performance bonds, we are also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

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

Quarterly Results

The following table summarizes our unaudited quarterly operating results for each quarter of fiscal 2008 and 2007 (in thousands, except per share amounts). Net revenue and operating income included in the table relate to our continuing operations and exclude service areas classified as discontinued operations.

	2008
	First Quarter	Second Quarter (a)	Third Quarter (a)	Fourth Quarter
Net revenue	$117,925	$117,922	$125,800	$125,900
Operating income	$9,555	$10,505	$10,260	$11,285
Income from continuing operations	$440	$827	$1,277	$1,825
Income (loss) from discontinued operations	$(29)	$(73)	$192	$(362)
Net income	$411	$754	$1,469	$1,463
Basic income from continuing operations applicable to common stock per share	$0.02	$0.03	$0.05	$0.07
Basic income per share	$0.02	$0.03	$0.06	$0.06
Diluted income from continuing operations applicable to common stock per share	$0.02	$0.03	$0.05	$0.07
Diluted income per share	$0.02	$0.03	$0.06	$0.06

	2007
	First Quarter	Second Quarter	Third Quarter (b)	Fourth Quarter
Net revenue	$112,781	$112,761	$111,444	$114,316
Operating income	$11,955	$10,518	$3,446	$5,628
Income (loss) from continuing operations	$1,439	$507	$(3,212)	$(774)
Income (loss) from discontinued operations	$248	$803	$382	$(402)
Net income (loss)	$1,687	$1,310	$(2,830)	$(1,176)
Basic income (loss) from continuing operations applicable to common stock per share	$0.06	$0.02	$(0.13)	$(0.03)
Basic income (loss) per share	$0.07	$0.05	$(0.11)	$(0.05)
Diluted income (loss) from continuing operations applicable to common stock per share	$0.06	$0.02	$(0.13)	$(0.03)
Diluted income (loss) per share	$0.07	$0.05	$(0.11)	$(0.05)

(a)	Net revenue for the second and third quarters of fiscal 2008 included a $1.9 million reserve and a $0.2 million reserve reversal, respectively, to contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005.
(b)	Operating income for the third quarter of fiscal 2007 included a $1.3 million charge relating to negotiations surrounding the alleged billing inaccuracies within our Ohio operations for the years 1997 to 2001.

Recent Accounting Pronouncements

SFAS 161

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161, which expands and amends the disclosure requirements of SFAS 133, is intended to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements and related disclosures.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS 141, Business Combinations, establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is the fiscal year beginning July 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material effect on our consolidated financial statements and related disclosures.

SFAS 160

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. SFAS 159 is effective for us at the beginning of the fiscal 2009 year. We have elected not to measure any financial instruments or other items at fair value as of July 1, 2008 in accordance with SFAS 159.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosure about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for us in the first quarter of fiscal 2009. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements or related disclosures.

Subsequent Events

Unscheduled Principal Payment under the Term Loan B Credit Facility

On September 15, 2008, we through our wholly owned subsidiary, Rural/Metro LLC, made a $7.0 million unscheduled principal payment on our Term Loan B. In connection with this payment, we wrote-off $0.1 million of deferred financing costs during the first quarter of fiscal 2009.

Supermajority Provisions; Shareholder Rights Agreement

In accordance with the settlement agreement entered into prior to the annual meeting of stockholders held in March 2008, our Board of Directors has reviewed the anti-takeover provisions contained in our Certificate of Incorporation. The Board has concluded that certain of these provisions should be reduced or eliminated and has directed management to present such proposals at our upcoming fiscal 2008 annual meeting of stockholders.

In light of this development and the our ongoing analysis of change-in-ownership rules under Section 382 of the U.S. Internal Revenue Code (“Section 382”), the Board, on September 11, 2008, approved and authorized our officers to enter into an amendment to the Shareholder Rights Plan (the “Plan”). The amendment is intended to avoid limitations on our ability to fully-utilize available net operating losses that we may carry forward to reduce taxes on future income. Pursuant to the amendment, the Rights (as defined under the Plan) will be distributed under the Plan when an Acquiring Person (as defined under the Plan) becomes the beneficial owner of 4.99% or more of our common stock. Previously, the Plan was triggered if an Acquiring Person acquired 15.00% or more of our common stock. Existing shareholders with holdings in excess of 4.99% were grandfathered in under the amendment, and as such, their current holdings will not be deemed to trigger the Plan. The Board will regularly review the amended threshold under the Plan.

Employee Stock Based Grants

In August 2008, pursuant to our 2008 Incentive Stock Plan, we granted 162,500 restricted stock units (“RSUs”) and 162,500 stock appreciation rights (“SARs”) to employees of the Company. Vesting of the RSUs is based on continued service, certain performance metrics and a time based vesting schedule. The SARs vest over three years and have contractual terms of seven years from the grant date.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 3.50% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.50%. Based on current amounts outstanding under the Term Loan B at June 30, 2008, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.8 million. There were no amounts outstanding under our Revolving Credit Facility at June 30, 2008. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rural/Metro Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of changes in stockholder’s equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Rural/Metro Corporation and its subsidiaries (the “Company”) at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 10 to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertainty in income taxes.

As described in Note 13 to the consolidated financial statements, the Company has changed the manner in which it accounts for its defined benefit pension and other postretirement plans.

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

PricewaterhouseCoopers LLP

Phoenix, Arizona

September 15, 2008

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,907	$6,181
Accounts receivable, net	76,131	78,313
Inventories	8,456	8,782
Deferred income taxes	22,263	15,836
Prepaid expenses and other	18,946	18,273

Total current assets	141,703	127,385

Property and equipment, net	46,938	45,521
Goodwill	37,700	37,700
Deferred income taxes	50,773	67,309
Insurance deposits	989	1,868
Other assets	16,108	20,342

Total assets	$294,211	$300,125

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,147	$15,271
Accrued liabilities	55,139	54,153
Deferred revenue	21,901	24,959
Current portion of long-term debt	374	41

Total current liabilities	93,561	94,424

Long-term debt, net of current portion	279,017	280,081
Other liabilities	29,536	24,065

Total liabilities	402,114	398,570

Commitments and contingencies (Note 15)
Minority interest	1,966	2,104

Stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,822,726 and 24,737,726 shares issued and outstanding at June 30, 2008 and 2007, respectively	248	247
Additional paid-in capital	154,918	154,777
Treasury stock, 96,246 shares at both June 30, 2008 and 2007	(1,239)	(1,239)
Accumulated other comprehensive income (loss)	(439)	294
Accumulated deficit	(263,357)	(254,628)

Total stockholders’ deficit	(109,869)	(100,549)

Total liabilities, minority interest and stockholders’ deficit	$294,211	$300,125

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2008	2007	2006
Net revenue	$487,547	$451,302	$438,179

Operating expenses:
Payroll and employee benefits	301,266	281,723	260,942
Depreciation and amortization	12,881	11,636	10,615
Other operating expenses	118,631	108,837	104,640
General/auto liability insurance expense	14,637	17,511	12,711
(Gain) loss on sale of assets	(1,403)	48	(1,311)
(Gain) on property insurance settlement	(70)	—	—

Total operating expenses	445,942	419,755	387,597

Operating income	41,605	31,547	50,582
Interest expense	(31,731)	(31,518)	(31,025)
Interest income	374	517	548

Income from continuing operations before income taxes and minority interest	10,248	546	20,105
Income tax provision	(5,067)	(1,197)	(10,668)
Minority interest	(812)	(1,389)	(759)

Income (loss) from continuing operations	4,369	(2,040)	8,678
Income (loss) from discontinued operations, net of income taxes	(272)	1,031	(5,798)

Net income (loss)	$4,097	$(1,009)	$2,880

Income (loss) per share
Basic—
Income (loss) from continuing operations	$0.18	$(0.08)	$0.36
Income (loss) from discontinued operations	(0.01)	0.04	(0.24)

Net income (loss)	$0.17	$(0.04)	$0.12

Diluted—
Income (loss) from continuing operations	$0.17	$(0.08)	$0.35
Income (loss) from discontinued operations	(0.01)	0.04	(0.23)

Net income (loss)	$0.16	$(0.04)	$0.12

Average number of common shares outstanding—Basic	24,787	24,604	24,359

Average number of common shares outstanding—Diluted	24,952	24,604	24,842

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2005	24,117,499	$241	$152,305	$(1,239)	$(256,499)	$—	$(105,192)
Issuance of common stock due to options exercised under Stock Option Plans	378,019	4	727	—	—	—	731
Tax benefit from options exercised under Stock Option Plans	—	—	895	—	—	—	895
Stock-based compensation expense	—	—	28	—	—	—	28
Comprehensive income, net of tax:
Net income	—	—	—	—	2,880	—	2,880

Comprehensive income							2,880

Balance at June 30, 2006	24,495,518	245	153,955	(1,239)	(253,619)	—	(100,658)
Issuance of common stock due to options exercised under Stock Option Plans	242,208	2	502	—	—	—	504
Tax benefit from options exercised under Stock Option Plans	—	—	327	—	—	—	327
Stock-based compensation benefit	—	—	(7)	—	—	—	(7)
Comprehensive loss, net of tax:
Net loss	—	—	—	—	(1,009)	—	(1,009)

Comprehensive loss							(1,009)

Adjustment to initially adopt SFAS 158, net of tax	—	—	—	—	—	294	294

Balance at June 30, 2007	24,737,726	247	154,777	(1,239)	(254,628)	294	(100,549)
Adjustment due to adoption of FIN 48 (Note 10)	—	—	—	—	(12,826)	—	(12,826)
Issuance of common stock due to options exercised under Stock Option Plans	85,000	1	57	—	—	—	58
Tax benefit from options exercised under Stock Option Plans	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	12	—	—	—	12
Comprehensive income (loss), net of tax:
Net income	—	—	—	—	4,097	—	4,097

Other comprehensive loss, net of tax
Defined benefit pension plan:
Net prior service cost (Note 13)	—	—	—	—	—	(437)	(437)
Net loss	—	—	—	—	—	(296)	(296)

Other comprehensive loss							(733)

Comprehensive income							3,364

Balance at June 30, 2008	24,822,726	$248	$154,918	$(1,239)	$(263,357)	$(439)	$(109,869)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,097	$(1,009)	$2,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	12,983	12,132	11,351
Non-cash adjustments to insurance claims reserves	(6,260)	(4,674)	(8,440)
Accretion of 12.75% Senior Discount Notes	8,809	7,784	6,895
Deferred income taxes	3,493	983	6,194
Tax benefit from the exercise of stock options	(72)	(327)	(895)
Amortization of deferred financing costs	2,105	2,191	2,367
(Gain) loss on sale of property and equipment	358	(614)	(1,412)
Goodwill impairment	—	662	982
Earnings of minority shareholder	812	1,389	759
Stock based compensation expense (benefit)	12	(7)	28
Proceeds from property insurance settlement	(70)	—	—
Change in assets and liabilities—
Accounts receivable	2,182	5,054	(11,381)
Inventories	326	46	(350)
Prepaid expenses and other	(422)	(3,249)	4,175
Insurance deposits	879	974	3,744
Other assets	2,532	1,402	1,396
Accounts payable	31	1,728	(1,354)
Accrued liabilities	3,106	2,966	1,671
Deferred revenue	(3,058)	515	2,286
Other liabilities	2,978	1,696	5,200

Net cash provided by operating activities	34,821	29,642	26,096

Cash flows from investing activities:
Purchases of short-term investments	(5,000)	(15,550)	(62,351)
Sales of short-term investments	5,000	21,751	56,150
Capital expenditures	(13,327)	(13,249)	(15,173)
Proceeds from the sale of property and equipment	26	777	1,806
Proceeds from property insurance settlement	70	—	—

Net cash used in investing activities	(13,231)	(6,271)	(19,568)

Cash flows from financing activities:
Repayment of debt	(13,987)	(19,036)	(22,496)
Issuance of debt	3,800	—	—
Cash paid for debt issuance costs	(857)	(676)	—
Tax benefit from the exercise of stock options	72	327	895
Issuance of common stock	58	504	731
Distributions to minority shareholders	(950)	(1,350)	(305)

Net cash used in financing activities	(11,864)	(20,231)	(21,175)

Increase (decrease) in cash and cash equivalents	9,726	3,140	(14,647)
Cash and cash equivalents, beginning of year	6,181	3,041	17,688

Cash and cash equivalents, end of year	$15,907	$6,181	$3,041

Supplemental disclosure of non-cash operating activities:
Increase in accumulated deficit, other liabilities and decrease in deferred income taxes upon adoption of FIN 48	$12,826	$—	$—
Increase in other current assets and accrued liabilities for general liability insurance claim	—	11,565	—

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$892	$47	$1,000
Note payable incurred for software licenses	396	—	—

Supplemental cash flow information:
Cash paid for interest	$20,890	$22,567	$21,359
Cash paid for income taxes, net	1,748	499	607

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses recognized during the reporting period. Significant estimates have been made by management in connection with the measurement of contractual allowances applicable to Medicare, Medicaid and other third-party payers, the estimate for uncompensated care, the valuation allowance for deferred tax assets, workers’ compensation and general liability self-insured claim reserves, fair values of reporting units for purposes of goodwill impairment testing and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

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

Reclassifications of Financial Information

Certain financial information relating to prior years has been reclassified to conform to the current year presentation, including reclassifications related to discontinued operations.

Net Revenue

Ambulance services revenue is recognized when services are provided and are recorded net of estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. Such contractual allowances applicable to continuing operations totaled $303.5 million, $281.1 million and $244.9 million in fiscal 2008, 2007 and 2006, respectively, and estimates for uncompensated

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

care, which totaled $120.6 million, $112.7 million and $93.3 million in fiscal 2008, 2007 and 2006, respectively, are reflected as reductions to revenue in the accompanying consolidated statement of operations. Ambulance subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year.

Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year. Additionally, the Company charges an enrollment fee for new subscribers under its fire protection service contracts. Such fees are deferred and recognized over the estimated customer relationship period of nine years. Other services revenue primarily consists of dispatch, fleet, billing, training and home health care service fees, which are recognized when the services are provided.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents. Under the Company’s cash management practices, outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s bank accounts to cover the outstanding amount and a legally enforceable right of offset exists. Where there is no legally enforceable right of offset against cash balances and a form of overdraft protection does not exist, outstanding checks are classified as accounts payable within the consolidated balance sheet and the change in the related balances is reflected in operating activities on the consolidated statement of cash flows. Overdraft balances of $1.6 million were included in accounts payable in the Company’s consolidated balance sheet at June 30, 2008. There were no overdraft balances at June 30, 2007.

Short-term Investments

The Company’s short-term investments consist of taxable auction rate securities. In accordance with Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and recorded at cost, which approximates fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 28 days. The Company had no short-term investments at June 30, 2008 and 2007.

Allowance for Uncompensated Care

Accounts receivable represent amounts due from customers and are recorded at the time that the Company’s services are provided. Accounts receivable balances are presented net of both estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and estimates for uncompensated care. Estimates for uncompensated care are based on historical collection trends, credit risk assessments applicable to certain types of payers and other relevant information. Accounts receivable are written-off against the allowance for uncompensated care when the company has determined the balance will not be collected. A summary of activity in the Company’s allowance for uncompensated care during fiscal 2008 and 2007 is as follows (in thousands):

	As of June 30,
	2008	2007
Balance at beginning of year	$75,429	$71,262
Provision for uncompensated care—continuing operations	120,628	112,865
Provision for uncompensated care—discontinued operations	892	4,482
Write-offs of uncollectible accounts	(116,212)	(113,180)

Balance at end of year	$80,737	$75,429

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories, which consist of medical and fleet supplies, are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and is depreciated over the estimated useful lives using the straight-line method. Equipment and vehicles are depreciated over three to twelve years and buildings are depreciated over ten to thirty years. Leasehold improvements are capitalized and depreciated using the straight-line method over the shorter of the contractual lease terms or the estimated useful lives. Depreciation expense was $12.8 million, $11.9 million and $11.1 million in fiscal 2008, 2007 and 2006, respectively. Maintenance and repairs which do not improve or extend the life of assets are expensed as incurred. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, is recognized in income as realized.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or whenever events or changes in circumstances make it likely that impairment may have occurred. The Company performs its annual goodwill impairment test as of the end of its fiscal year. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The calculation of fair value is subject to judgments and estimates about future events. The Company estimates the fair value of a reporting unit based on that reporting unit’s discounted future cash flows. The estimated fair value of our reporting units could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes in the market capitalization of the Company. Based on the results of the impairment test performed at June 30, 2008, no adjustment to goodwill was recorded. Additionally, there were no events or changes in circumstances that indicated that impairment was more likely than not.

The Company recognized losses on impairment of approximately $0.7 million and $1.0 million in fiscal 2007 and 2006, respectively. The losses recognized in 2007 and 2006 were classified within the results of discontinued operations in the fiscal 2007 and 2006 consolidated statement of operations as the impairments related to areas where the Company no longer operates. See Note 4 to the consolidated financial statements.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense from continuing operations was $0.4 million, $0.3 million and $0.7 million in fiscal 2008, 2007 and 2006, respectively.

Earnings per Share

Earnings per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted–average number of common shares outstanding. Earnings per common share, assuming dilution, is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, restrictive stock units and the assumed conversion of the preferred stock at the stated rate.

Stock Compensation

The Company records stock compensation expense consistent with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

SFAS 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.

The Company recognized $12,000 and $28,000 of stock based compensation expense in the consolidated statement of operations for the fiscal years ended June 30, 2008 and 2006, respectively. The Company recognized $7,000 of stock based compensation benefit in the consolidated statement of operations for the fiscal year ended June 30, 2007. The Company classifies its stock-based compensation expense in the consolidated statement of operations in a manner consistent with its classification of any cash compensation paid to the same employees or non-employee directors. See Note 13 Employee Benefit Plans for additional disclosures.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161, which expands and amends the disclosure requirements of SFAS 133, is intended to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS 141, Business Combinations, establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is the fiscal year beginning July 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its consolidated financial statements and related disclosures.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. SFAS 159 is effective for the Company at the beginning of the fiscal 2009 year. The Company has elected not to measure any financial instruments or other items at fair value as of July 1, 2008 in accordance with SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosure about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements or related disclosures.

(2)	Sale of Accounts Receivable

During fiscal 2008, the Company entered into three transactions to sell certain of its previously written-off self pay accounts receivables to an unrelated third party. The Company accounted for each transaction as a sale since they met the applicable criteria of SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. The resulting gains, which totaled $2.1 million, were equal to proceeds received since the Company had previously removed the receivables from the balance sheet upon concluding they would not be collected. Income from continuing operations and the loss from discontinued operations for fiscal 2008 include $1.8 million and $0.3 million, respectively, of gains recognized in connection with these sales. The gains associated with the Company’s continuing operations are included within (gain) loss on sale of assets in the consolidated statement of operations. The proceeds received in connection with these transactions are a component of cash provided by operating activities in the consolidated statement of cash flows for the year ended June 30, 2008.

(3)	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of June 30,
	2008	2007
Equipment	$63,837	$63,075
Vehicles	90,154	83,865
Land and buildings	16,423	16,449
Leasehold improvements	5,707	6,159

	176,121	169,548
Less: Accumulated depreciation	(129,183)	(124,027)

	$46,938	$45,521

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Goodwill

The following table presents changes in the carrying amount of goodwill during fiscal 2008, 2007 and 2006 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Balance at June 30, 2005	$10,281	$3,831	$25,073	$159	$39,344
Impairment write-down	—	(982)	—	—	(982)

Balance at June 30, 2006	10,281	2,849	25,073	159	38,362
Impairment write-down	—	(662)	—	—	(662)

Balance at June 30, 2007	10,281	2,187	25,073	159	37,700
Impairment write-down	—	—	—	—	—

Balance at June 30, 2008	$10,281	$2,187	$25,073	$159	$37,700

During the first quarter of fiscal 2008, the Company determined that certain characteristics of its Georgia operations were more similar to the characteristics of operations residing in the Company’s South segment. Accordingly, the Company reorganized its operating segments and Georgia, formerly included in the Mid-Atlantic segment is now included in the South segment. As a result of this change, a goodwill balance of $2.2 million for prior periods pertaining to Georgia has been reclassified from the Mid-Atlantic segment to the South segment to conform to the fiscal 2008 segment designations.

The Company recognized a goodwill impairment charge totaling $0.7 million in fiscal 2007 in the South segment as a result of the discontinuation of all ambulance services in Milton, Florida, effective July 31, 2007. During fiscal 2006, the Company recognized a goodwill impairment charge totaling $1.0 million as a result of the discontinuation of all ambulance services in the State of New Jersey. These charges are included in the results of discontinued operations in the consolidated statement of operations.

(5)	Other Assets

Other assets consist of the following (in thousands):

	As of June 30,
	2008	2007
Debt issuance costs (see Note 9)	$8,019	$9,268
Accounts receivable from insurers (see Note 8)	3,522	5,587
Deposits	1,649	1,707
Prepaid pension benefit cost (see Note 13)	1,516	1,717
Intangible assets, net	764	980
Retention bonus	638	894
Other	—	189

Total other assets	$16,108	$20,342

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets primarily consist of non-compete agreements. The changes in the carrying amount of intangible assets are as follows (in thousands):

	As of June 30,
	2008	2007
Balance at beginning of year	$980	$1,198
Additions	—	—
Impairment write-downs	—	—
Amortization	(216)	(218)

Balance at end of year	$764	$980

Intangible assets are presented net of accumulated amortization, which was $0.8 million and $0.6 million at June 30, 2008 and 2007, respectively.

During fiscal 2005, the Company capitalized $1.5 million related to a non-compete agreement with its Chief Executive Officer (“CEO”) which is being amortized on a straight-line basis over the seven year term of the agreement.

The following table shows the expected amortization of intangible assets for each of the fiscal years ending June 30 (in thousands):

2009	$215
2010	215
2011	215
2012	108
2013	1
Thereafter	10

$764

The Company entered into an employment agreement with its CEO, under which the CEO was paid a retention bonus which is subject to repayment through December 2010 should the Company terminate his employment with cause or should the CEO terminate his employment without good reason. The unamortized balance at June 30, 2008 and 2007, which is included in other non-current assets, was $0.6 million and $0.9 million, respectively, and is being amortized ratably over the term of the agreement.

(6)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of June 30,
	2008	2007
Accrued employee benefits	$13,614	$9,829
Accrued payroll and taxes	7,023	5,523
Accrued interest	5,050	5,123
General/auto liability related liabilities (see Note 8)	16,499	16,509
Workers’ compensation related liabilities (see Note 8)	4,207	4,717
Severance	1,102	1,687
Other	7,644	10,765

Total accrued liabilities	$55,139	$54,153

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30,
	2008	2007
General/auto liability related liabilities (see Note 8)	$13,162	$14,131
Workers’ compensation related liabilities (see Note 8)	7,036	7,094
Deferred revenue	1,381	1,460
Deferred rent	1,734	1,380
Income taxes payable	6,223	—

Total other liabilities	$29,536	$24,065

(8)	General/Auto Liability and Workers’ Compensation Insurance Programs

Many of the Company’s operational contracts, as well as laws in certain of the areas where the Company operates, require that specified amounts of insurance coverage be maintained. Additionally, in the ordinary course of business, the Company is subject to accident, injury, automobile and professional liability claims as a result of the nature of its business and its day-to-day operations. In order to minimize the risk of exposure, and to comply with such legal and contractual requirements, the Company carries a broad range of insurance policies, including workers’ compensation comprehensive general liability, automobile, property damage, professional and other lines of coverage. The Company typically renews each of these policies annually and purchases limits of coverage at levels management believes are appropriate, taking into account historical and projected claim trends, reasonable protection of Company assets and operations and the economic conditions in the insurance market. Depending upon the specific line of coverage, the total limits of insurance maintained may be achieved through a combination of primary policies, excess policies and self-insurance.

The Company retains certain levels of exposure with respect to its general/auto liability and workers’ compensation programs and purchases coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for claims, both reported and incurred but not reported, on a gross basis using currently available information as well as its historical claims experience. A receivable is recognized from its insurers for amounts expected to be recovered in excess of its retention. The Company regularly evaluates the financial capacity of its insurers to assess the recoverability of the related receivables.

The Company engages third-party administrators (“TPAs”) to manage claims resulting from its general/auto liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews the claim reserves established by the TPAs and engages independent actuaries to assist with the evaluation of the adequacy of its reserves on a semi-annual basis. The Company adjusts its claim reserves with an associated increase or decrease to expense as new information on the underlying claims is obtained.

The insurance carriers, both workers’ compensation and general/auto liability, require the Company to post collateral to support future expected claim payouts. Prior to June 30, 2005, the Company typically deposited cash as collateral with the carrier. For periods subsequent to June 30, 2005, the Company replaced cash collateral held by the insurers with letters of credit to support retention limits. Letters of credit in support of the Company’s insurance programs issued primarily under the Credit Facility and discussed in Note 9 to the consolidated financial statements totaled $44.2 million, $45.3 million and $39.5 million at June 30, 2008, 2007 and 2006, respectively.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General/Auto Liability

The Company has a per occurrence and aggregate self-insured retention limits for the policy periods which cover June 2005 through June 2009. In addition the Company has an umbrella policy which provides excess coverage over the stated limits. For policy periods prior to June 2005, the Company also has self-insured retentions with varying levels of coverage based on the applicable policy year.

Bi-annually the Company hires an independent actuary to provide updated estimates regarding its general/auto liability claim reserves and related receivables from insurers. In this effort the Company recorded a reduction to general/auto insurance expense of $1.3 million for fiscal 2008 with a related decrease to the claim reserves. The same review for fiscal 2007 resulted in an increase to general/auto insurance expense of $1.1 million with offsetting increases to our general/auto liability claim reserves.

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. The case went to trial on March 26, 2007 and on April 4, 2007 a jury awarded the plaintiff compensatory damages totaling $12.1 million, which includes prejudgment interest of $0.5 million. The Company has filed a motion to appeal. The Company is covered under an automobile liability insurance program and maintains excess insurance with coverage limits in excess of the award, for the related policy year. The Company has recorded an additional liability of $11.6 million at June 30, 2007 for the difference between the award and the self-insured deductible with an offsetting receivable of $11.6 million representing the amount due from the insurer. The liability has been classified as a component of accrued liabilities and the offsetting receivable has been classified as a component of prepaid expenses and other on the consolidated balance sheets as of June 30, 2008 and 2007.

A summary of activity in the Company’s general/auto liability claim reserves and related receivable from insurers is as follows (in thousands):

	Gross Claim Reserves	Receivables from Insurers	Net General/ Auto Related Liabilities
Balance June 30, 2006	$19,546	$6,492	$13,054
Provision charged to general/auto liability insurance	7,571	—	7,571
Claim payments	(6,398)	—	(6,398)
Actuarial adjustment	1,079	—	1,079
Increase in estimated recoverable claims	8,842	8,842	—

Balance June 30, 2007	30,640	15,334	15,306
Provision charged to general/auto liability insurance	7,486	—	7,486
Claim payments	(6,320)	—	(6,320)
Actuarial adjustment	(1,335)	—	(1,335)
Decrease in estimated recoverable claims	(810)	(810)	—

Balance June 30, 2008	$29,661	$14,524	$15,137

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The classification of general/auto liability related amounts in the consolidated balance sheets as of June 30, 2008 and 2007 is as follows (in thousands):

	As of June 30,
	2008	2007
Receivables from insurers included in prepaid expenses and other	$11,565	$11,565
Receivables from insurers included in other assets	2,959	3,769

Total general/auto liability related assets	14,524	15,334

Claims reserves included in accrued liabilities	16,499	16,509
Claims reserves included in other liabilities	13,162	14,131

Total general/auto liability related liabilities	29,661	30,640

Net general/auto liability related liabilities	$15,137	$15,306

Workers’ Compensation

The Company has a per occurrence self-insured retention for the policy periods which cover May 2005 through April 2009. The Company’s aggregate retention limit for those periods is unlimited. For policy years prior to May 2002, policies also included a per occurrence retention with no annual aggregate limit. For the policy periods May 2002 through May 2005, the Company purchased a first dollar coverage program with a retrospectively rated endorsement whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts. Bi-annually the Company hires an independent actuary to provide updated estimates of its insurance claims reserves, receivables from insurers and premium receivable/liabilities. In this effort, the Company recorded a $4.9 million and a $5.8 million reduction in workers’ compensation expense for the periods ended June 30, 2008 and 2007, respectively.

As discussed above, in each of the policy years ended April 30, 2003, 2004 and 2005, the Company purchased workers’ compensation coverage under retrospectively rated policies whereby the related premiums are subject to adjustment. The Company determined that the policies for the policy years ended April 30, 2003 and 2004 effectively transferred the risk of loss to the insurer. As a result, the cost applicable to those policy years consisted entirely of the related premium expense and no related claim reserves are recorded. However, the Company has recorded an estimated premium receivable/liability, based on estimates provided by an independent actuary, for subsequent premium adjustments. At June 30, 2008, the Company had recorded premium liabilities of $0.6 million. As of June 30, 2007, the Company had recorded premium receivables of $1.8 million and premium liabilities of $0.8 million. During fiscal 2008, the Company received net premium refunds of $2.7 million as a result of its improved claims experience.

With respect to its workers’ compensation policy for the policy year ended April 30, 2005, the Company determined that the risk of loss was not effectively transferred to the insurer. As a result, the Company recorded a deposit for amounts paid to the insurer during the policy period in excess of the identified premiums along with a corresponding insurance claim reserve. These amounts are periodically revalued as claims are paid under the policy. As of June 30, 2008 and 2007, the Company’s deposit balances for the retrospective policy year ended April 30, 2005 were $1.5 million and $1.7 million, respectively. At June 30, 2008 and 2007, the claim reserves for this policy year were $1.3 million and $1.4 million, respectively. During fiscal 2008, the Company made net premium payments of $0.4 million related to this policy year.

The Company has issued a letter of credit, which totaled $2.3 million at both June 30, 2008 and 2007 to cover any remaining claims on the policy periods 1992 to 2001.

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

On July 25, 2003, the Pennsylvania Insurance Department placed Legion into liquidation. In January 2003, the Commonwealth Court of Pennsylvania (the “Court”) ordered the Legion liquidator and Mutual Indemnity to establish segregated trust accounts to be funded by cash deposits held by Mutual Indemnity for the benefit of individual insured’s such as the Company. It is the Company’s understanding that the Legion liquidator and Mutual Indemnity continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. Under Act 46 the Legion liquidator is required to first utilize the cash deposits available with Mutual Indemnity before attempting to collect any amounts from the Company. Based on the information currently available, the Company believes that the amounts on deposit with Mutual Indemnity are fully recoverable and will either be returned to the Company or used to pay claims on its behalf. In the event that the Company or the Legion liquidator are unable to access the funds on deposit with Mutual Indemnity, the Company may be required to fund the related workers’ compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. In fiscal 2003 and 2004, the Legion liquidator ordered the Company’s TPA to forward all workers’ compensation claims related to fiscal year 2002 to the state guarantee funds that will be administering these claims. Since these claims are not in the Company’s control, it may not be able to obtain current information as to the settlement of these claims and to the use of their deposits to satisfy these claims. The Company has a net receivable totaling $0.5 million and $0.7 million at June 30, 2008 and 2007, respectively, related to this policy year.

A summary of activity in the Company’s workers’ compensation claim related reserves, deposits and premium asset/liabilities is as follows (in thousands):

	Gross Claims Reserves and Premium Liabilities	Receivables from Insurers and Deposits	Net Workers’ Compensation Related Liabilities
Balance June 30, 2006	$12,578	$5,799	$6,779
Provision charged to payroll and employee benefits	7,585	—	7,585
Restrospective-rated insurance adjustment	(125)	—	(125)
Claim payments	(1,452)	(519)	(933)
Actuarial adjustment	(6,529)	(776)	(5,753)
Decrease in estimated recoverable claims	(246)	(246)	—

Balance June 30, 2007	11,811	4,258	7,553
Provision charged to payroll and employee benefits	7,729	—	7,729
Net, premium refunds	426	(1,871)	2,297
Claim payments	(3,311)	157	(3,468)
Actuarial adjustment	(5,454)	(529)	(4,925)
Increase in estimated recoverable claims	42	42	—

Balance June 30, 2008	$11,243	$2,057	$9,186

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The classification of workers’ compensation related amounts in the consolidated balance sheets as of June 30, 2008 and 2007 is as follows (in thousands):

	As of June 30,
	2008	2007
Receivables from insurers included in other assets	$563	$1,818
Insurance deposits included in prepaid expenses and other	505	572
Insurance deposits	989	1,868

Total workers’ compensation related assets	2,057	4,258

Claims reserves and premium liabilities included in accrued liabilities	4,207	4,717
Claims reserves included in other liabilities	7,036	7,094

Total workers’ compensation related liabilities	11,243	11,811

Net workers’ compensation related liabilities	$9,186	$7,553

(9)	Long-Term Debt

On March 4, 2005, the Company completed a refinancing transaction whereby its newly formed wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), entered into new senior secured credit facilities (collectively, the “2005 Credit Facility”) in an aggregate amount of up to $190.0 million. In addition, Rural/Metro LLC and its newly formed wholly owned subsidiary, Rural/Metro (Delaware) Inc. (“Rural/Metro Inc.”) issued $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and Rural/Metro Corporation issued $93.5 million aggregate principal amount at maturity (gross proceeds of $50.2 million) of 12.75% senior discount notes due 2016 (the “Senior Discount Notes”). The proceeds from this transaction were used to repay approximately $302.6 million of existing indebtedness.

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	As of June 30,
	2008	2007
Senior Secured Term Loan B due March 2011	$78,000	$88,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	75,763	66,954
Other obligations, at varying rates from 5.90% to 14.64%, due through 2013	628	168

Long-term debt	279,391	280,122
Less: Current maturities	(374)	(41)

Long-term debt, net of current maturities	$279,017	$280,081

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Maturities

Aggregate annual maturities on long-term debt as of June 30, 2008 for each of the fiscal years ending June 30 are as follows (in thousands):

2009	$374
2010	197
2011	78,017
2012	19
2013	18
Thereafter	218,503

Gross principal	297,128
Less: Senior discount note accretion	(17,737)

Total debt at June 30, 2008	$279,391

At June 30, 2008, the Company had outstanding letters of credit which mature during the next twelve months totaling $44.8 million, of which $44.2 million support general/auto liability and workers’ compensation insurance programs.

2005 Credit Facility

In March 2005, Rural/Metro LLC entered into the 2005 Credit Facility, which provides for a $135.0 million Term Loan B facility maturing in 2011, a $35.0 million Letter of Credit Facility maturing in 2011, which the Company expanded to a $45.0 million Letter of Credit Facility (see “Amendment No. 3” discussed below) and a $20.0 million Revolving Credit Facility maturing in 2010, each of which is described below.

Term Loan B

The Term Loan B bore interest at LIBOR plus 2.25% per annum through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 under Amendment No. 6 of the Credit Facility or, at Rural/Metro LLC’s option, the Alternate Base Rate (ABR), as defined in the 2005 Credit Facility, plus 1.50% per annum through October 10, 2007 with an increase to ABR plus 2.50% effective October 11, 2007 under Amendment No. 6 of the Credit Facility. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Term Loan B is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. As of June 30, 2008, $78.0 million of the outstanding balance was under a LIBOR option three-month contract accruing interest at 6.27% per annum.

The Term Loan B requires an annual principal payment of 1.0% of the original loan amount, payable quarterly beginning on September 30, 2005. Additionally, commencing with the Company’s fiscal year end on June 30, 2006, annual principal payments equal to 75% of the fiscal year-end excess cash flow, as defined in the 2005 Credit Facility, are due on September 30th of each year. Based on unscheduled principal payments already made, no further principal payments are required until maturity in March 2011.

During fiscal 2008 and fiscal 2007, the Company made unscheduled principal payments on its Term Loan B totaling $10.0 million and $19.0 million, respectively. These payments satisfy the excess cash flow sweep requirement under the Term Loan B facility as of September 2008.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rural/Metro LLC capitalized $5.4 million of expenses associated with the Term Loan B and is amortizing these costs to interest expense over the term of the agreement. Approximately $0.2 million and $0.5 million of deferred financing costs were written-off in relation to the $10.0 million and $19.0 million unscheduled principal payments in fiscal 2008 and fiscal 2007, respectively. Unamortized deferred financing costs related to Term Loan B were $1.7 million and $2.1 million at June 30, 2008 and 2007, respectively.

Revolving Credit Facility

The Revolving Credit Facility includes a letter of credit sub-line whereby $10.0 million of the $20.0 million total facility can be utilized to issue letters of credit. The Revolving Credit Facility bears interest on all amounts drawn against the line at LIBOR plus 3.25% per annum through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 under Amendment No. 6 of the Credit Facility or, at Rural/Metro LLC’s option, the ABR plus 2.25% per annum through October 10, 2007 with an increase to ABR plus 2.50% effective October 11, 2007 under Amendment No. 6 of the Credit Facility. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Revolving Credit Facility is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. A commitment fee of 0.50% is payable on the total undrawn revolving commitment, plus a fronting fee of 0.25% on any letter of credit issued under the sub-line, payable at the end of each quarter. Principal payments prior to maturity are not required. Expenses associated with the Revolving Credit Facility of $0.9 million were capitalized and are being amortized to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Revolving Credit Facility were $0.4 million and $0.5 million at June 30, 2008 and 2007, respectively. There were no amounts outstanding under the Revolving Credit Facility at June 30, 2008.

Letter of Credit Facility

The Letter of Credit Facility is available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors. The Letter of Credit Facility bears a participation fee of 2.25% plus an administrative fee of 0.15% for a total of 2.40% per annum on the total facility payable quarterly. Effective October 11, 2007 under Amendment No. 6 of the Credit Facility, the Letter of Credit Facility participation fee increased to 3.50% plus an administrative fee of 0.15% for a total of 3.65% per annum on the total facility payable quarterly. In addition, Rural/Metro LLC will pay a fronting fee of 0.125% per annum on issued letters of credit payable quarterly. Rural/Metro LLC capitalized expenses associated with the Letter of Credit Facility of $1.7 million and is amortizing these costs to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Letter of Credit Facility were $0.9 million at both June 30, 2008 and 2007. At June 30, 2008, $43.0 million of the available Letter of Credit Facility balance was utilized primarily in support of the Company’s insurance programs.

Other Terms

The 2005 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which among other things limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities limitations on the Company, as a holding company, and other matters customarily restricted in such agreements. Rural/Metro LLC and its subsidiaries were in compliance with these covenants as of June 30, 2008.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.875% Senior Subordinated Notes

In March 2005, the Company’s two newly formed wholly owned subsidiaries, Rural/Metro LLC and Rural/Metro Inc. (collectively referred to as the “Senior Subordinated Notes Issuers”), completed the private placement of the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on September 15 and March 15. The Senior Subordinated Notes have been registered under the Securities Act of 1933, as amended.

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

Costs related to this issuance totaling $5.3 million were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes. Unamortized deferred financing costs related to the Senior Subordinated Notes were $3.5 million and $4.1 million at June 30, 2008 and 2007, respectively.

12.75% Senior Discount Notes

In March 2005, Rural/Metro Corporation completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. While interest will accrue prior to March 15, 2010, cash interest payments will not be due until September 15, 2010. The Senior Discount Notes had an initial accreted value of $536.99 per $1,000 principal amount at maturity. The accreted value will increase from the date of issuance until March 15, 2010 at a rate of 12.75% per annum compounded semiannually such that the accreted value will equal the principal amount at maturity of each Senior Discount Note on that date. The accreted value of the Senior Discount Notes was $75.8 million at June 30, 2008 and $67.0 million at June 30, 2007. The Senior Discount Notes have been registered under the Securities Act of 1933, as amended.

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

The Company capitalized costs totaling $2.2 million related to this issuance and is amortizing these costs to interest expense over the term of the Senior Discount Notes. Unamortized deferred financing costs related to the Senior Discount Notes were $1.5 million and $1.7 million at June 30, 2008 and 2007, respectively.

Other Terms

The Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends on the Company’s capital stock or repurchase the Company’s capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, sell certain assets or merge with or into other companies, purchase fixed assets and prepay certain other indebtedness. The Company was in compliance with these covenants as of June 30, 2008.

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

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Notes Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Certain financial information relating to prior years has been reclassified to conform to the current year presentation, including reclassifications related to discontinued operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$15,154	$753	$—	$15,907	$—	$15,907
Accounts receivable, net	—	—	—	68,284	7,847	—	76,131	—	76,131
Inventories	—	—	—	8,456	—	—	8,456	—	8,456
Deferred income taxes	—	—	—	22,263	—	—	22,263	—	22,263
Prepaid expenses and other	—	4	—	18,942	—	—	18,946	—	18,946

Total current assets	—	4	—	133,099	8,600	—	141,703	—	141,703
Property and equipment, net	—	—	—	46,737	201	—	46,938	—	46,938
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	50,773	—	—	50,773	—	50,773
Insurance deposits	—	—	—	989	—	—	989	—	989
Other assets	1,510	6,509	—	7,564	525	—	14,598	—	16,108
Due from (to) affiliates (1)	—	71,609	125,000	(68,446)	(3,163)	(125,000)	—	—	—
Due from (to) Parent Company	(55,335)	55,335	—	—	—	—	55,335	—	—
LLC investment in subsidiaries	—	94,312	—	—	—	(94,312)	—	—	—
Parent Company investment in LLC	19,719	—	—	—	—	—	—	(19,719)	—

Total assets	$(34,106)	$227,769	$125,000	$208,416	$6,163	$(219,312)	$348,036	$(19,719)	$294,211

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$14,272	$1,875	$—	$16,147	$—	$16,147
Accrued liabilities	—	5,050	—	49,730	359	—	55,139	—	55,139
Deferred revenue	—	—	—	21,901	—	—	21,901	—	21,901
Current portion of long-term debt	—	—	—	374	—	—	374	—	374

Total current liabilities	—	5,050	—	86,277	2,234	—	93,561	—	93,561

Long-term debt, net of current portion (1)	75,763	203,000	125,000	254	—	(125,000)	203,254	—	279,017
Other liabilities	—	—	—	29,536	—	—	29,536	—	29,536

Total liabilities	75,763	208,050	125,000	116,067	2,234	(125,000)	326,351	—	402,114

Minority interest	—	—	—	—	—	1,966	1,966	—	1,966

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF JUNE 30, 2008

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	154,918	—	—	74,770	20	(74,790)	—	—	154,918
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive income (loss)	(439)	—	—	—	—	—	—	—	(439)
Accumulated deficit	(263,357)	—	—	17,489	3,909	(21,398)	—	—	(263,357)
Member equity	—	19,719	—	—	—	—	19,719	(19,719)	—

Total stockholders’ equity (deficit)	(109,869)	19,719	—	92,349	3,929	(96,278)	19,719	(19,719)	(109,869)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(34,106)	$227,769	$125,000	$208,416	$6,163	$(219,312)	$348,036	$(19,719)	$294,211

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at June 30, 2008 consists of equity and due to affiliates totaling an amount equal to $100.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF JUNE 30, 2007

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
	Parent	Rural/Metro LLC	Rural/Metro Inc.
Stockholders’ equity (deficit):
Common stock	247	—	—	90	—	(90)	—	—	247
Additional paid-in capital	154,777	—	—	74,770	20	(74,790)	—	—	154,777
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive income	294	—	—	—	—	—	—	—	294
Accumulated deficit	(254,628)	—	—	(17,372)	4,184	13,188	—	—	(254,628)
Member equity	—	6,598	—	—	—	—	6,598	(6,598)	—

Total stockholders’ equity (deficit)	(100,549)	6,598	—	57,488	4,204	(61,692)	6,598	(6,598)	(100,549)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(33,595)	$224,719	$125,000	$169,041	$6,146	$(184,588)	$340,318	$(6,598)	$300,125

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2008

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$473,848	$43,776	$(30,077)	$487,547	$—	$487,547
Operating expenses:
Payroll and employee benefits	—	—	—	301,156	110	—	301,266	—	301,266
Depreciation and amortization	—	—	—	12,880	1	—	12,881	—	12,881
Other operating expenses	12	—	—	106,740	41,956	(30,077)	118,619	—	118,631
General/auto liability insurance expense	—	—	—	14,539	98	—	14,637	—	14,637
(Gain) on sale of assets	—	—	—	(1,403)	—	—	(1,403)	—	(1,403)
(Gain) on property insurance settlement	—	—	—	(70)	—	—	(70)	—	(70)

Total operating expenses	12	—	—	433,842	42,165	(30,077)	445,930	—	445,942

Operating income	(12)	—	—	40,006	1,611	—	41,617	—	41,605
Equity in earnings of subsidiaries	13,121	35,674	—	—	—	(35,674)	—	(13,121)	—
Interest expense (1)	(9,012)	(22,553)	—	(166)	—	—	(22,719)	—	(31,731)
Interest income	—	—	—	360	14	—	374	—	374

Income from continuing operations before income taxes and minority interest	4,097	13,121	—	40,200	1,625	(35,674)	19,272	(13,121)	10,248
Income tax provision	—	—	—	(5,067)	—	—	(5,067)	—	(5,067)
Minority interest	—	—	—	—	—	(812)	(812)	—	(812)

Income from continuing operations	4,097	13,121	—	35,133	1,625	(36,486)	13,393	(13,121)	4,369
Loss from discontinued operations, net of income taxes	—	—	—	(272)	—	—	(272)	—	(272)

Net income	$4,097	$13,121	$—	$34,861	$1,625	$(36,486)	$13,121	$(13,121)	$4,097

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2007

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
	Parent	Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$437,424	$40,934	$(27,056)	$451,302	$—	$451,302
Operating expenses:
Payroll and employee benefits	(7)	—	—	281,637	93	—	281,730	—	281,723
Depreciation and amortization	—	—	—	11,634	2	—	11,636	—	11,636
Other operating expenses	—	—	—	98,004	37,889	(27,056)	108,837	—	108,837
General/auto liability insurance expense	—	—	—	17,288	223	—	17,511	—	17,511
Loss on sale of assets	—	—	—	48	—	—	48	—	48

Total operating expenses	(7)	—	—	408,611	38,207	(27,056)	419,762	—	419,755

Operating income	7	—	—	28,813	2,727	—	31,540	—	31,547
Equity in earnings of subsidiaries	6,967	30,304	—	—	—	(30,304)	—	(6,967)	—
Interest expense (1)	(7,983)	(23,337)	—	(198)	—	—	(23,535)	—	(31,518)
Interest income	—	—	—	467	50	—	517	—	517

Income from continuing operations before income taxes and minority interest	(1,009)	6,967	—	29,082	2,777	(30,304)	8,522	(6,967)	546
Income tax provision	—	—	—	(1,197)	—	—	(1,197)	—	(1,197)
Minority interest	—	—	—	—	—	(1,389)	(1,389)	—	(1,389)

Loss from continuing operations	(1,009)	6,967	—	27,885	2,777	(31,693)	5,936	(6,967)	(2,040)
Income from discontinued operations, net of income taxes	—	—	—	1,031	—	—	1,031	—	1,031

Net loss	$(1,009)	$6,967	$—	$28,916	$2,777	$(31,693)	$6,967	$(6,967)	$(1,009)

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2006

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$423,341	$38,596	$(23,758)	$438,179	$—	$438,179
Operating expenses:
Payroll and employee benefits	28	—	—	260,833	81	—	260,914	—	260,942
Depreciation and amortization	—	—	—	10,612	3	—	10,615	—	10,615
Other operating expenses	—	—	—	91,629	36,769	(23,758)	104,640	—	104,640
General/auto liability insurance expense	—	—	—	12,437	274	—	12,711	—	12,711
(Gain) on sale of assets	—	—	—	(1,301)	(10)	—	(1,311)	—	(1,311)

Total operating expenses	28	—	—	374,210	37,117	(23,758)	387,569	—	387,597

Operating income	(28)	—	—	49,131	1,479	—	50,610	—	50,582
Equity in earnings of subsidiaries	10,018	33,802	—	—	—	(33,802)	—	(10,018)	—
Interest expense (1)	(7,110)	(23,784)	—	(131)	—	—	(23,915)	—	(31,025)
Interest income	—	—	—	508	40	—	548	—	548

Income from continuing operations before income taxes and minority interest	2,880	10,018	—	49,508	1,519	(33,802)	27,243	(10,018)	20,105
Income tax provision	—	—	—	(10,668)	—	—	(10,668)	—	(10,668)
Minority interest	—	—	—	—	—	(759)	(759)	—	(759)

Income from continuing operations	2,880	10,018	—	38,840	1,519	(34,561)	15,816	(10,018)	8,678
Loss from discontinued operations, net of income taxes	—	—	—	(5,798)	—	—	(5,798)	—	(5,798)

Net income	$2,880	$10,018	$—	$33,042	$1,519	$(34,561)	$10,018	$(10,018)	$2,880

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2008

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$4,097	$13,121	$—	$34,861	$1,625	$(36,486)	$13,121	$(13,121)	$4,097
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	—	12,982	1	—	12,983	—	12,983
Non-cash adjustments to insurance claims reserves	—	—	—	(5,828)	(432)	—	(6,260)	—	(6,260)
Accretion of 12.75% Senior Discount Notes	8,809	—	—	—	—	—	—	—	8,809
Deferred income taxes	—	—	—	3,493	—	—	3,493	—	3,493
Tax benefit from the exercise of stock options	(72)	—	—	—	—	—	—	—	(72)
Amortization of deferred financing costs	197	1,908	—	—	—	—	1,908	—	2,105
Loss on sale of property and equipment	—	—	—	358	—	—	358	—	358
Earnings of minority shareholder	—	—	—	—	—	812	812	—	812
Stock based compensation expense	12	—	—	—	—	—	—	—	12
Proceeds from property insurance settlement	—	—	—	(70)	—	—	(70)	—	(70)
Changes in assets and liabilities—
Accounts receivable	—	—	—	2,094	88	—	2,182	—	2,182
Inventories	—	—	—	326	—	—	326	—	326
Prepaid expenses and other	—	—	—	(422)	—	—	(422)	—	(422)
Insurance deposits	—	—	—	879	—	—	879	—	879
Other assets	—	—	—	2,532	—	—	2,532	—	2,532
Accounts payable	—	—	—	(466)	497	—	31	—	31
Accrued liabilities	—	(71)	—	2,950	227	—	3,106	—	3,106
Deferred revenue	—	—	—	(3,058)	—	—	(3,058)	—	(3,058)
Other liabilities	—	—	—	2,978	—	—	2,978	—	2,978

Net cash provided by operating activities	13,043	14,958	—	53,609	2,006	(35,674)	34,899	(13,121)	34,821

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED JUNE 30, 2008

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Sales of short-term investments	—	—	—	5,000	—	—	5,000	—	5,000
Capital expenditures	—	—	—	(13,327)	—	—	(13,327)	—	(13,327)
Proceeds from the sale of property and equipment	—	—	—	26	—	—	26	—	26
Proceeds from property insurance settlement	—	—	—	70	—	—	70	—	70

Net cash used in investing activities	—	—	—	(13,231)	—	—	(13,231)	—	(13,231)

Cash flows from financing activities:
Repayment of debt	—	(13,800)	—	(187)	—	—	(13,987)	—	(13,987)
Issuance of debt	—	3,800	—	—	—	—	3,800	—	3,800
Cash paid for debt issuance costs	—	(857)	—	—	—	—	(857)	—	(857)
Tax benefit from the exercise of stock options	72	—	—	—	—	—	—	—	72
Issuance of common stock	58	—	—	—	—	—	—	—	58
Distributions to minority shareholders	—	—	—	—	(950)	—	(950)	—	(950)
Distributions to Rural/Metro LLC	—	950	—	—	(950)	—	—	—	—
Due to/from affiliates	(13,173)	(5,051)	—	(30,602)	31	35,674	52	13,121	—

Net cash used in financing activities	(13,043)	(14,958)	—	(30,789)	(1,869)	35,674	(11,942)	13,121	(11,864)

Increase in cash and cash equivalents	—	—	—	9,589	137	—	9,726	—	9,726
Cash and cash equivalents, beginning of year	—	—	—	5,565	616	—	6,181	—	6,181

Cash and cash equivalents, end of year	$—	$—	$—	$15,154	$753	$—	$15,907	$—	$15,907

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2007

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net loss	$(1,009)	$6,967	$—	$28,916	$2,777	$(31,693)	$6,967	$(6,967)	$(1,009)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	—	—	—	12,130	2	—	12,132	—	12,132
Non-cash adjustments to insurance claims reserves	—	—	—	(4,674)	—	—	(4,674)	—	(4,674)
Accretion of 12.75% Senior Discount Notes	7,784	—	—	—	—	—	—	—	7,784
Deferred income taxes	—	—	—	983	—	—	983	—	983
Tax benefit from the exercise of stock options	(327)	—	—	—	—	—	—	—	(327)
Amortization of deferred financing costs	197	1,994	—	—	—	—	1,994	—	2,191
(Gain) on sale of property and equipment	—	—	—	(614)	—	—	(614)	—	(614)
Goodwill impairment	—	—	—	662	—	—	662	—	662
Earnings of minority shareholder	—	—	—	—	—	1,389	1,389	—	1,389
Stock based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Changes in assets and liabilities—
Accounts receivable	—	—	—	6,227	(1,173)	—	5,054	—	5,054
Inventories	—	—	—	46	—	—	46	—	46
Prepaid expenses and other	—	71	—	(3,324)	4	—	(3,249)	—	(3,249)
Insurance deposits	—	—	—	974	—	—	974	—	974
Other assets	—	—	—	1,402	—	—	1,402	—	1,402
Accounts payable	—	—	—	1,577	151	—	1,728	—	1,728
Accrued liabilities	—	(101)	—	2,958	109	—	2,966	—	2,966
Deferred revenue	—	—	—	515	—	—	515	—	515
Other liabilities	—	—	—	1,696	—	—	1,696	—	1,696

Net cash provided by operating activities	6,638	8,931	—	49,474	1,870	(30,304)	29,971	(6,967)	29,642

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED JUNE 30, 2007

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(15,550)	—	—	(15,550)	—	(15,550)
Sales of short-term investments	—	—	—	21,751	—	—	21,751	—	21,751
Capital expenditures	—	—	—	(13,249)	—	—	(13,249)	—	(13,249)
Proceeds from the sale of property and equipment	—	—	—	777	—	—	777	—	777

Net cash used in investing activities	—	—	—	(6,271)	—	—	(6,271)	—	(6,271)

Cash flows from financing activities:
Repayment of debt	—	(19,000)	—	(36)	—	—	(19,036)	—	(19,036)
Cash paid for debt issuance costs	—	(676)	—	—	—	—	(676)	—	(676)
Tax benefit from the exercise of stock options	327	—	—	—	—	—	—	—	327
Issuance of common stock	504	—	—	—	—	—	—	—	504
Distributions to minority shareholders	—	—	—	—	(1,350)	—	(1,350)	—	(1,350)
Distributions to Rural/Metro LLC	—	1,350	—	—	(1,350)	—	—	—	—
Due to/from affiliates	(7,469)	9,395	—	(39,493)	296	30,304	502	6,967	—

Net cash used in financing activities	(6,638)	(8,931)	—	(39,529)	(2,404)	30,304	(20,560)	6,967	(20,231)

Increase (decrease) in cash and cash equivalents	—	—	—	3,674	(534)	—	3,140	—	3,140
Cash and cash equivalents, beginning of year	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of year	$—	$—	$—	$5,565	$616	$—	$6,181	$—	$6,181

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2006

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$2,880	$10,018	$—	$33,042	$1,519	$(34,561)	$10,018	$(10,018)	$2,880
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	—	11,348	3	—	11,351	—	11,351
Non-cash adjustments to insurance claims reserves	—	—	—	(8,440)	—	—	(8,440)	—	(8,440)
Accretion of 12.75% Senior Discount Notes	6,895	—	—	—	—	—	—	—	6,895
Deferred income taxes	—	—	—	6,194	—	—	6,194	—	6,194
Tax benefit from the exercise of stock options	(895)	—	—	—	—	—	—	—	(895)
Amortization of deferred financing costs	201	2,166	—	—	—	—	2,166	—	2,367
(Gain) on sale of property and equipment	—	—	—	(1,412)	—	—	(1,412)	—	(1,412)
Goodwill impairment	—	—	—	982	—	—	982	—	982
Earnings of minority shareholder	—	—	—	—	—	759	759	—	759
Stock based compensation expense	28	—	—	—	—	—	—	—	28
Changes in assets and liabilities—
Accounts receivable	—	—	—	(10,814)	(567)	—	(11,381)	—	(11,381)
Inventories	—	—	—	(350)	—	—	(350)	—	(350)
Prepaid expenses and other	—	(8)	—	4,181	2	—	4,175	—	4,175
Insurance deposits	—	—	—	3,744	—	—	3,744	—	3,744
Other assets	—	—	—	1,396	—	—	1,396	—	1,396
Accounts payable	—	—	—	(1,340)	(14)	—	(1,354)	—	(1,354)
Accrued liabilities	—	(310)	—	1,698	283	—	1,671	—	1,671
Deferred revenue	—	—	—	2,286	—	—	2,286	—	2,286
Other liabilities	—	—	—	5,200	—	—	5,200	—	5,200

Net cash provided by operating activities	9,109	11,866	—	47,715	1,226	(33,802)	27,005	(10,018)	26,096

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(62,351)	—	—	(62,351)	—	(62,351)
Sales of short term investments	—	—	—	56,150	—	—	56,150	—	56,150
Capital expenditures	—	—	—	(14,969)	(204)	—	(15,173)	—	(15,173)
Proceeds from the sale of property and equipment	—	—	—	1,806	—	—	1,806	—	1,806

Net cash used in investing activities	—	—	—	(19,364)	(204)	—	(19,568)	—	(19,568)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED JUNE 30, 2006

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from financing activities:
Repayment of debt	—	(21,000)	—	(1,496)	—	—	(22,496)	—	(22,496)
Tax benefit from the exercise of stock options	895	—	—	—	—	—	—	—	895
Issuance of common stock	731	—	—	—	—	—	—	—	731
Distributions to minority shareholders	—	—	—	—	(305)	—	(305)	—	(305)
Distributions to Rural/Metro LLC	—	150	—	—	(150)	—	—	—	—
Due to/from affiliates	(10,735)	8,984	—	(41,995)	(74)	33,802	717	10,018	—

Net cash used in financing activities	(9,109)	(11,866)	—	(43,491)	(529)	33,802	(22,084)	10,018	(21,175)

Increase (decrease) in cash and cash equivalents	—	—	—	(15,140)	493	—	(14,647)	—	(14,647)
Cash and cash equivalents, beginning of year	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of year	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Income Taxes

The following table shows the components of the income tax (provision) benefit from total operations (in thousands):

	Years ended June 30,
	2008	2007	2006
Current income tax provision	$(1,413)	$(811)	$(1,456)
Deferred income tax provision	(3,493)	(942)	(6,153)

Total income tax provision	$(4,906)	$(1,753)	$(7,609)

Continuing operations provision	$(5,067)	$(1,197)	$(10,668)
Discontinued operations (provision) benefit	161	(556)	3,059

Total income tax provision	$(4,906)	$(1,753)	$(7,609)

The following table shows the components of the income tax (provision) benefit applicable to continuing operations (in thousands):

	Years ended June 30,
	2008	2007	2006
Current:
Federal	$(326)	$(2)	$(747)
State	(1,111)	(777)	(886)

Total	(1,437)	(779)	(1,633)

Deferred:
Federal	(3,447)	(69)	(8,345)
State	(183)	(349)	(690)

Total	(3,630)	(418)	(9,035)

Total income tax provision	$(5,067)	$(1,197)	$(10,668)

The income tax (provision) benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes and minority interest as follows (in thousands):

	Years ended June 30,
	2008	2007	2006
Federal income tax provision at statutory rate	$(3,587)	$(191)	$(7,036)
State taxes, net of federal tax benefit	(1,393)	(860)	(844)
Change in valuation allowance	—	30	(321)
Disallowed interest on Senior Discount Notes	(551)	(487)	(432)
Executive compensation	(691)	(158)	(723)
Change in reserve estimates	1,067	232	(1,257)
Minority interest	284	486	266
Meals and entertainment	(71)	(54)	(105)
Legislative expenses	(114)	(151)	(191)
Goodwill impairment	—	(43)	—
Other, net	(11)	(1)	(25)

Total income tax provision	$(5,067)	$(1,197)	$(10,668)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Company’s deferred tax assets and liabilities (in thousands):

	As of June 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$37,723	$54,319
Minimum tax credit carryforwards	1,791	1,259
Capital loss carryforwards	20,411	21,044
Insurance claim reserves	11,135	11,202
Estimate for uncompensated care	18,133	12,505
Settlements	1,193	2,011
Compensation and benefits	2,866	2,917
Deferred revenue	1,691	2,054
Interest expense	8,079	5,298
Joint venture interest	677	744
Other	2,839	1,818

Deferred tax assets	106,538	115,171

Deferred tax liabilities:
Accelerated depreciation and amortization	(3,078)	(1,180)

Deferred tax liabilities	(3,078)	(1,180)

Net deferred tax assets before valuation allowance	103,460	113,991
Less: valuation allowance	(30,424)	(30,846)

Net deferred tax asset	$73,036	$83,145

As required by generally accepted accounting principles, management assesses the recoverability of the Company’s deferred tax assets on a regular basis and records a valuation allowance for any such assets where recoverability is determined to be unlikely. The Company maintains a valuation allowance of $30.4 million for those net operating loss and capital loss carryforwards that management currently expects will expire prior to utilization. The valuation allowance includes $20.4 million related to capital loss carryforwards and $10.0 million related to state net operating loss carryforwards.

The Company primarily recognizes deferred income tax expense as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As of June 30, 2008, the Company’s net operating loss carryforwards for certain significant taxing jurisdictions have either been fully utilized or have expired. As a result, current state income tax expense has increased relative to prior years.

As of June 30, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $76.0 million, which expire in 2014-2024 and state net operating loss carryforwards of approximately $233.2 million, which expire in 2009-2028. The Company had capital loss carryforwards of $53.1 million, which will expire in 2009. The Company also had minimum tax credit carryforwards of $1.8 million for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent that regular tax exceeds the alternative minimum tax in any given year.

Pursuant to Internal Revenue Code Section 382, if the Company underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s NOL generated prior to the ownership change. If an ownership change were to occur, the Company may be unable to use a significant portion of its NOL to offset taxable income.

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

The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 resulted in a $12.8 million cumulative effect adjustment to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $34.1 million, $30.4 million of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of June 30, 2008, the Company had unrecognized tax benefits totaling approximately $34.1 million, $30.5 million of which would favorably impact the Company’s effective tax rate if subsequently recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of July 1, 2007	$34,075
Additions for tax positions taken in prior periods	18
Additions for tax positions taken in current periods	713
Reductions for tax positions taken in prior periods	(694)
Reductions for lapses of statute of limitations	(1)

Balance as of June 30, 2008	$34,111

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2008 was approximately $0.3 million. Approximately $0.1 million of interest and penalties was recorded for the year ended June 30, 2008. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, California, Florida, Indiana, New York, Ohio and Tennessee. The Company has had net operating losses in various years for Federal purposes and for many states. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is generally three years subsequent to the filing of the associated tax return. However, the Internal Revenue Service can adjust net operating loss carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where the Company operates. The Company has been notified by the State of New York that it will begin an examination of the Company’s New York franchise tax returns for the years ended June 30, 2005 through 2007 in October 2008. The Company does not expect the result of this audit to significantly change the Company’s total unrecognized tax benefits in the next twelve months, but the outcome of tax examinations is uncertain, and unforeseen results can occur. The Company is currently not under income tax examination in any other tax jurisdictions.

The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)	Redeemable Nonconvertible Participating Preferred Stock

As of June 30, 2008 and 2007, there were 2,000,000 shares of preferred stock, par value $0.01 per share, authorized, none of which were issued and outstanding.

(12)	Shareholder Rights Plan

On August 24, 2005, the Company entered into a shareholder rights plan to replace the previous plan that expired on August 23, 2005. The shareholder rights plan provides for one right to be attached to each share of common stock of the Company. Each right entitles the registered holder to purchase a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $45 per Unit, subject to adjustment. The rights will become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company’s common stock, or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. On September 11, 2008, the Board of Directors approved and authorized the Company to enter into an amendment to the shareholder rights plan to reduce the threshold at which the shareholder rights plan is triggered from 15% to 4.99%. Refer to Note 21, “Subsequent Events,” for information regarding the amendment.

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

2008 Incentive Stock Plan

On March 27, 2008 the Company’s stockholders approved the 2008 Incentive Plan (the “2008 Plan”) which provides for the issuance of up to 1.0 million shares of the Company’s common stock as awards to employees, executive officers and non-employee directors. Awards may be made in different forms including options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). Options and SARs are subject to a minimum vesting period of not less than one year from the grant date. Awards other than options and SARs are subject to a minimum vesting period of not less than three years from the grant date.

In April 2008, the Company granted 49,500 RSUs to the non-employee members of the Board of Directors of the Company with a grant date fair value of $2.15 per unit the closing price of the Company’s common stock on the grant date. Subject to continued service, the RSUs vest in three installments (3,000, 3,000 and 4,000 in the case of new directors, and 2,000, 2,000 and 2,500 in the case of existing directors) at the date of the Company’s annual meeting of stockholders following fiscal years 2008 through 2010. The grant date fair value of the RSUs of $0.1 million is being amortized on a straight-line basis over the vesting period. The Company recognized $12,000 of stock based compensation expense during fiscal 2008 as a result of the RSU grants to the non-employee directors. As of June 30, 2008, there was approximately $94,000 of total unrecognized compensation cost related to nonvested RSUs granted under the 2008 Plan which is expected to be recognized over a weighted-average period of 2.42 years.

Refer to Note 21, “Subsequent Events”, for information regarding stock based awards granted after June 30, 2008.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the RSU activity in the 2008 Plan as of June 30, 2008:

	Year Ended June 30, 2008
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at beginning of year	—	—
Granted	49,500	$2.15
Vested	—	—
Forfeited	—	—

Nonvested at end of year	49,500	$2.15	2.42 years	$99,990

2000 Non-Qualified Stock Option Plan

The Company’s 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the 2000 Plan was 2.0 million. As of June 30, 2008, 1.4 million options had been exercised and 0.1 million options remain outstanding under the 2000 Plan. In November 2007, the 2000 Plan was modified to provide that no future option grants will be made pursuant to the 2000 Plan unless the Company’s stockholders approve an amendment to the 2000 Plan to permit future option grants. At June 30, 2008, the Company had 485,664 common shares that would have been available for issuance had the 2000 Plan not been amended.

Options under the 2000 Plan were granted only to persons who at the time of grant were either regular employees, excluding Directors and Officers, or persons who provide consulting or other services as independent contractors to the Company. Options granted to date vested over periods not exceeding three years. There were no options granted during fiscal 2008.

1992 Stock Option Plan

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in November 1992 and expired November 5, 2002. The 1992 Plan provided for the granting of up to 6.0 million options to acquire common stock of the Company as well as the granting of common stock, stock appreciation rights or other cash awards. As of June 30, 2008, 2.8 million options had been exercised and 0.9 million options remain outstanding under the 1992 Plan. Options under the 1992 Plan were granted as incentive stock options or non-qualified stock options.

Options under the 1992 Plan were granted only to persons who at the time of grant were either key personnel of the Company or consultants and independent contractors who provided valuable services to the Company. Incentive stock options could only be granted to key personnel of the Company. Options granted under the 1992 Plan vested over periods not exceeding five years. There were no options granted during fiscal 2008.

The options granted under the 1992 Plan and the 2000 Plan have no market or performance conditions. All options granted under the 1992 Plan and the 2000 Plan through June 30, 2008 have exercise prices equal to the fair market value of the Company’s stock on the date of grant. Options granted under both plans have a 10 year contractual term. Such term was established by the Board of Directors at the time of grant. Shares issued upon option exercise consist of authorized but unissued shares of the Company’s common stock.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity in the 1992 Plan and the 2000 Plan as of June 30, 2008:

	Year Ended June 30, 2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of year	1,255,327	$7.48
Granted	—	N/A
Expired or terminated	(212,655)	$24.49
Exercised	(85,000)	$0.67

Options outstanding at end of year	957,672	$4.30	1.99 years	$271,240

Options exercisable at end of year	957,672	$4.30	1.99 years	$271,240
Options available for grant at end of year	0

The Company issued 85,000, 242,208 and 378,019 shares of its common stock for the years ended June 2008, 2007 and 2006, respectively, in connection with stock option exercises. The Company received $0.1 million, $0.5 million and $0.7 million in cash proceeds associated with the exercise of stock options and recognized $0.1 million, $0.3 million and $0.9 million of income tax benefits associated with the exercise of such options for the years ended June 30, 2008, 2007 and 2006, respectively. Under FSP 123(R)-3, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits. In addition, the Company elected to use the “tax law ordering” approach for purposes of determining whether an excess benefit has been realized. The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder. The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $0.2 million, $1.3 million and $1.8 million, respectively.

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

Matching contributions of $1.5 million, $1.4 million and $1.6 million were made to the 401(k) Plan during each of the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The Company did not elect to make a discretionary profit sharing contribution in fiscal years 2008, 2007 or 2006. The Company’s 401(k) matching contribution liability was $2.4 million and $2.7 million at June 30, 2008 and 2007, respectively. The 401 (k) Plan has a December 31 year-end and therefore the matching contribution liability balances at June 30, 2008 and 2007 include any unpaid match from the previous calendar year plus an accrual related to the estimate of current calendar year match.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan — Union

The Company has a defined contribution plan (the “Union 401(k) Plan”) covering eligible employees of one of its subsidiaries, primarily those covered by a collective bargaining arrangement. The Union 401(k) Plan is designed to provide tax-deferred income to certain of the Company’s unionized employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The Union 401(k) plan provides that each participant may contribute up to 50% of his or her respective salary, not to exceed the annual statutory limit, except for highly compensated employees, whose contributions are limited to 17% of their annual salary. The Company is required to match $1.00 for each $1.00 of participant contribution subject to a maximum match which is currently at 8.00%. Participants become vested in the Company’s matching contributions at 20% upon completing two years of service and then continue to vest in 20% increments each year thereafter until they complete six years of service at which time they are 100% vested in the Company’s matching contributions. Matching contributions of $0.5 million, $0.4 million and $0.3 million were made to the union 401(k) Plan during fiscal year 2008, 2007 and 2006, respectively.

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

The Company’s general funding policy is to make annual contributions to the plan as required by the Employee Retirement Income Security Act (“ERISA”). Contributions by the Company during fiscal 2008 and 2007 totaled $2.5 million and $2.3 million, respectively. The plan’s obligations are valued on an annual basis using a June 30 measurement date.

On June 30, 2007 the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 required the Company to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation. The incremental effects of adopting SFAS 158 on the Company’s consolidated balance sheet at June 30, 2007 was an increase to noncurrent assets of $477,000 with an increase to accumulated other comprehensive income of $294,000, which was reported net of an income tax provision of $183,000.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows a reconciliation of changes in the plan’s benefit obligation and plan assets for the years ended June 30, 2008 and 2007 (in thousands):

	Years ended June 30,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$3,006	$1,328
Service cost	1,732	1,478
Interest cost	207	92
Plan participants’ contributions	22	17
Benefits paid	(27)	(1)
Administrative expenses paid	(13)	(10)
Plan change	711	—
Actuarial (gain) loss	(407)	102

Benefit obligation at end of year	5,231	3,006

Change in plan assets:
Fair value of plan assets at beginning of year	4,723	2,005
Actual return on plan assets	(439)	442
Employer contributions	2,481	2,270
Benefits paid	(27)	(1)
Administrative expenses paid	(13)	(10)
Plan participants’ contributions	22	17

Fair value of plan assets at end of year	6,747	4,723

Funded status at end of year	$1,516	$1,717

Amounts recognized in the consolidated balance sheets totaling $1.5 million and $1.7 million at June 30, 2008 and 2007, respectively were classified as noncurrent assets.

Amounts recognized in accumulated other comprehensive income (loss) before income taxes at June 30, 2008 and 2007 consist of (in thousands):

	Years ended June 30,
	2008	2007
Net loss (gain)	$3	$(477)
Prior service cost	711	—

	$714	$(477)

The accumulated benefit obligation for the defined benefit pension plan was $4.6 million and $2.6 million at June 30, 2008 and June 30, 2007, respectively.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows (in thousands):

	Years ended June 30,
	2008	2007	2006
Net periodic benefit cost
Service cost	$1,733	$1,477	$901
Interest cost	207	92	43
Expected return on plan assets	(449)	(237)	(95)
Amortization of net (gain) loss	—	(7)	3

Net periodic benefit cost	$1,491	$1,325	$852

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
	2008
Net loss (gain)	$480
Prior service cost (a)	711

Total recognized in other comprehensive (income) loss (b)	$1,191

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$2,682

(a)	On July 1, 2008, the Company amended the defined benefit pension plan to change the benefit formula for eligible participants. This change resulted in the recognition of $0.7 million of prior service costs, which are reported as an adjustment to other comprehensive (income) loss.
(b)	In the Consolidated Statement of Stockholders’ Equity, the adjustments to accumulated other comprehensive income (loss) in fiscal 2008 were net of an income tax benefit of $0.5 million consisting of a $0.3 million tax benefit relating to the prior service cost and a $0.2 million tax benefit relating to the net loss.

The prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into periodic benefit expense in fiscal 2009 is $0.1 million.

The assumptions used to determine the Company’s benefit obligation as of June 30, 2008 and 2007 were:

	2008	2007
Discount rate	6.86%	6.26%
Rate of increase in compensation levels	4.00%	4.00%

The assumptions used to determine the Company’s net periodic benefit cost for fiscal 2008, 2007 and 2006 were:

	2008	2007	2006
Discount rate	6.26%	6.48%	5.00%
Rate of increase in compensation levels	4.00%	4.00%	2.50%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed discount rates were determined by applying the spot rates underlying the Citigroup Pension Discount Curve to the plan’s anticipated cash flows. The discount rate was determined as the level rate compounded annually that produced the same present value as that based upon the spot rates, with an adjustment to reflect a provision for expenses.

For fiscal 2008, 2007 and 2006, the Company assumed a long-term rate of return on assets of 7.5%. In developing the 7.5% expected long-term rate of return assumption, management evaluated input from an independent actuary, including their expectations of asset class return expectations and long-term inflation assumptions.

The Company’s pension plan assets at June 30, 2008 and 2007 by asset category are shown below.

	2008	2007
Asset allocation:
Equity securities	58.0%	59.8%
Debt securities	33.9%	32.4%
Real estate	8.1%	7.8%

Total	100.0%	100.0%

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

Future benefit payments expected to be made from plan assets are summarized below by fiscal year (in thousands):

Expected benefit payments:
2009	$6
2010	13
2011	16
2012	29
2013	139
2014-2018	1,217

(14)	Earnings per Share

Income (loss) from continuing operations per share assuming no dilution is computed by dividing income (loss) from continuing operations by the weighted-average number of shares outstanding. Income (loss) from continuing operations per share assuming dilution is computed based on the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and RSUs.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the weighted-average number of shares outstanding utilized in the basic and diluted income (loss) from continuing operations per share computations is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2008	2007	2006
Income (loss) from continuing operations	$4,369	$(2,040)	$8,678

Average number of shares outstanding—Basic	24,787	24,604	24,359
Add: Incremental shares for:
Dilutive effect of stock options	165	—	483

Average number of shares outstanding—Diluted	24,952	24,604	24,842

Income (loss) from continuing operations per share—Basic	$0.18	$(0.08)	$0.36

Income (loss) from continuing operations per share—Dilutive	$0.17	$(0.08)	$0.35

For the fiscal years ended June 30, 2008 and June 30, 2006, 0.4 million and 0.3 million shares of common stock underlying stock options, respectively, were excluded from consideration for the earnings per share computation because such options had exercise prices in excess of the average market price of the Company’s common stock during the respective period and, therefore would have had an antidilutive effect. For the fiscal year ended June 30, 2007, no share of common stock underlying stock options were included in the computation of income per share assuming dilution because there was a loss from continuing operations.

(15)	Commitments and Contingencies

Performance Bonds

Certain counties, municipalities, and fire districts require the Company to provide a performance bond or other assurance of financial or performance responsibility. The Company may also be required by law to post a performance bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has performance bonds that are renewable annually. The Company had $9.0 million of performance bonds outstanding as of June 30, 2008.

Operating Leases

The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to continuing operations under these leases (including leases with terms of less than one year) was $14.3 million, $13.0 million and $12.0 million in fiscal 2008, 2007 and 2006, respectively.

Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

2009	$12,058
2010	11,388
2011	9,326
2012	7,730
2013	7,158
Thereafter	19,418

$67,078

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, some of the Company’s customer agreements require the Company to provide certain assurances related to the performance of its services. Such assurances, from time to time, obligate the Company to (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of uncured material defaults or other certain circumstances, or (iii) provide performance bonds or letters of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default. With respect to such performance bonds, the Company is also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

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

Legal Proceedings

From time to time, the Company is a party to, or otherwise involved in, lawsuits, claims, proceedings, investigations and other legal matters that have arisen in the ordinary course of conducting its business. The Company cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings, investigations and other legal matters which it is a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters in general. The Company is also subject to requests and subpoenas for information in independent investigations. An unfavorable outcome in any of the lawsuits pending against the Company or in a government investigation or proceeding, could result in substantial potential liabilities and have a material adverse effect on the Company’s

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business, financial condition, results of operations and cash flows. Further, these proceedings and investigations, and the Company’s actions in response to them, could result in substantial potential liabilities, additional defense and other costs, increase the Company’s indemnification obligations, divert management’s attention, and/or adversely affect the Company’s ability to execute its business and financial strategies.

The Company is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Within the healthcare industry, government investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers is ongoing. From time to time, the Company is subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Under the Company’s existing compliance program, the Company initiates its own investigations and conducts audits to examine compliance with various policies and regulations. Internal investigations or audits may result in significant repayment obligations for patient services previously billed. The Company believes that it is substantially in compliance with fraud and abuse statutes and their applicable governmental interpretation.

In fiscal 2007, the Company negotiated a settlement in connection with the U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute related to the Company’s discontinued operations in the State of Texas. Specifically, that certain of the Company’s contracts with medical facilities in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. In connection with the settlement of the matter, the Company entered into a Corporate Integrity Agreement (“CIA”), which is effective for a period of five years, beginning April 18, 2007. Pursuant to the CIA, the Company is required to maintain a compliance program that includes, among other things:

•	The appointment of a compliance officer and committee;

•	Training of employees nationwide;

•	Enhancing procedures relating to certain of the Company’s contracting processes, including tracking contractual arrangements;

•	Review by an independent review organization; and

•	Reporting of certain reportable events.

These requirements are currently a part of the Company’s ongoing compliance program. Although this matter has been settled, there can be no assurances that other investigations or legal action related to these or similar matters will not be pursued against the Company in other jurisdictions or for different time frames.

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company does not agree with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a preliminary offer of $1.25 million in exchange for a full release relating to the government’s allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to make a substantial payment to the government and may require the Company to enter into a CIA or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time it is not possible to predict the ultimate conclusion of this investigation.

The Company appealed a determination made by a Medicare intermediary that certain claims for services provided in the Company’s Tennessee market were not reimbursable. Following an appeal and subsequent recalculation by the Medicare intermediary during fiscal 2008, the Company repaid $1.7 million to the Medicare intermediary in order to satisfy these overpayments.

The U.S. government reviewed reimbursement levels for certain patients in the Company’s Washington D.C. operations, which were discontinued during fiscal 2004. Specifically, the government alleged that certain services were not reimbursed at the appropriate level of service based on documentation reviewed by the U.S. government. Although the Company denies any liability with respect to the claims, the Company settled the matter with the U.S. government in June 2008 pursuant to which the Company agreed to pay $1.0 million, which amount is payable in five installments ending December 30, 2008.

The Company believes that reserves established for specific contingencies of $1.9 million and $3.5 million as of June 30, 2008 and 2007, respectively, are adequate based on information currently available. The specific contingencies at June 30, 2008 primarily include $1.3 million for the Ohio matter discussed above and $0.6 million for the Washington D.C. matter discussed above. The specific contingency at June 30, 2007, primarily includes $1.4 million for the Texas matter described above, $1.3 million for the Ohio matter discussed above, $0.6 million for a change in estimate relating to a level of service review and $0.2 million for the Washington D.C. matter discussed above. During fiscal 2008, the Company made full payment on the remaining $1.4 million Texas obligation and the $0.6 million associated with the level of service review. In addition, during fiscal 2008, the Company made a $0.3 million payment on the Washington D.C. matter.

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

The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate the related fair values due to the short-term maturities of these instruments. The fair value of the Term Loan B, the 9.875% Senior Subordinated Notes and the 12.75% Senior Discount Notes were determined by quoted market prices as of June 30, 2008 and 2007.

The following is a comparison of the fair value and carrying value of the Company’s long-term debt (in thousands):

	As of June 30,
	2008		2007
	Fair Value	Recorded Value	Fair Value	Recorded Value
Senior Secured Term Loan B due March 2011	$75,270	$78,000	$84,480	$88,000
9.875% Senior Subordinated Notes due March 2015	114,375	125,000	122,500	125,000
12.75% Senior Discount Notes due March 2016	64,515	75,763	76,670	66,954

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)	Segment Reporting

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

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey (fire), North Dakota, Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire), New Mexico, Oregon (fire)

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services while the Company’s other services are predominately in the South and Southwest segments. During the first quarter of fiscal 2008, the Company determined that certain characteristics of its Georgia operations were more similar to the characteristics of operations residing in the Company’s South segment. Accordingly, the Company reorganized its operating segments and Georgia, formerly included in the Mid-Atlantic segment is now included in the South segment. As a result of this change, segment information for fiscal 2007 and fiscal 2006 pertaining to Georgia has been reclassified from the Mid-Atlantic segment to the South segment to conform to the fiscal 2008 segment designations.

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, including goodwill impairment, interest expense (income), income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only. Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for purposes of assessing segment performance.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes segment information for fiscal 2008, 2007 and 2006:

	Mid-Atlantic	South	Southwest	West	Total
Year ended June 30, 2008
Net revenues from external customers;
Ambulance services	$83,388	$91,501	$135,073	$103,828	$413,790
Other services (1)	3,853	24,972	43,583	1,349	73,757

Total net revenue	$87,241	$116,473	$178,656	$105,177	$487,547

Segment profit	$17,107	$10,781	$22,978	$3,620	$54,486
Segment assets	9,286	18,160	25,586	23,099	76,131
Year ended June 30, 2007
Net revenues from external customers;
Ambulance services	$82,365	$80,058	$124,749	$97,114	$384,286
Other services (1)	3,764	23,158	39,085	1,009	67,016

Total net revenue	$86,129	$103,216	$163,834	$98,123	$451,302

Segment profit	$14,114	$10,417	$13,772	$4,880	$43,183
Segment assets	11,660	16,542	27,338	22,773	78,313
Year ended June 30, 2006
Net revenues from external customers;
Ambulance services	$78,794	$73,780	$127,271	$94,045	$373,890
Other services (1)	3,815	21,321	38,492	661	64,289

Total net revenue	$82,609	$95,101	$165,763	$94,706	$438,179

Segment profit	$12,740	$11,612	$27,160	$9,685	$61,197
Segment assets	12,820	19,290	28,471	22,786	83,367

(1)	Other services consists of revenue generated from fire protection services; including master fire contract and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Years Ended June 30,
	2008	2007	2006
Segment profit	$54,486	$43,183	$61,197
Depreciation and amortization	(12,881)	(11,636)	(10,615)
Interest expense	(31,731)	(31,518)	(31,025)
Interest income	374	517	548

Income from continuing operations before income taxes and minority interest	$10,248	$546	$20,105

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of June 30,
	2008	2007
Segment assets	$76,131	$78,313
Cash and cash equivalents	15,907	6,181
Inventories	8,456	8,782
Prepaid expenses and other	18,946	18,273
Property and equipment, net	46,938	45,521
Goodwill	37,700	37,700
Deferred income taxes	73,036	83,145
Insurance deposits	989	1,868
Other assets	16,108	20,342

Total assets	$294,211	$300,125

(18)	Discontinued Operations

During fiscal 2008, the Company made the decision to exit four ambulance services markets in Dona Ana, New Mexico, Milton, Florida, Forsythe, Georgia and Baghdad, Arizona and two fire response markets in Paradise Valley, Arizona and Queen Creek, Arizona. Because the operations in these markets are considered separate components of the Company as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, their results of operations are reported within income from discontinued operations in the consolidated statements of operations for fiscal 2008, 2007 and 2006. Although the decision to exit these markets occurred in fiscal 2008, the consolidated statements of operations for fiscal 2007 and 2006 have been recast to reflect these operations as discontinued.

In addition to the recurring revenues and expenses associated with operations classified as discontinued, the Company recognized certain non-recurring pre-tax gains and losses during fiscal 2008, 2007 and 2006 as described below.

•

As discussed in Note 2, during fiscal 2008, the Company recognized gains of $2.1 million on the sale of certain previously written-off self pay accounts receivables of which $0.3 million was included within income (loss) from discontinued operations for fiscal 2008. The gains associated with discontinued operations were allocated to the Company’s Mid-Atlantic, South, Southwest and West segments and were $2,000, $186,000, $30,000 and $86,000, respectively.

•

During fiscal 2008, the Company recorded an additional reserve in the amount of $0.7 million for a change in estimate relating to the U.S. government’s review of reimbursement levels for certain patients in the Company’s Washington D.C. operations, which were discontinued during fiscal 2004. The impact of this additional reserve is included in the Mid-Atlantic segment’s loss from discontinued operations for fiscal 2008. The total reserve for this issue was $0.6 million at June 30, 2008.

•

During fiscal 2008, the Company recognized $0.6 million of revenue upon the termination of its contract in Queen Creek, Arizona, effective January 1, 2008. This gain is recorded in the Southwest segment’s income from discontinued operations for fiscal 2008.

•

During fiscal 2007, the Company recorded a $0.7 million goodwill impairment charge as a result of the discontinuation of all ambulance services in Milton, Florida effective July 31, 2007. This charge is recorded in the South segment’s income from discontinued operations for fiscal 2007.

•

During fiscal 2006, the Company discontinued all medical transportation services provided in the State of New Jersey. The Company based this decision on the fact that its business consisted primarily of

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-emergency medical transportation services business and the limited future potential to obtain 911 emergency transportation contracts in that specific area. As a result of the discontinuation of this service area, the Company wrote-off approximately $1.0 million of goodwill. Additionally, the Company recognized $0.5 million of closure-related costs, primarily severance and lease termination charges and an additional $2.6 million in uncompensated care. During fiscal 2007, the Company sold its New Jersey business license and in doing so recognized a gain of $0.7 million. The financial results of this service area for fiscal 2008, 2007 and 2006 are included in the South segment’s income (loss) from discontinued operations.

•

Also during fiscal 2006, the Company ceased operating in the City of Augusta, Georgia upon expiration of the Company’s exclusive contract to provide medical transportation services to that area. The Company elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to the Company. As a result of the discontinuation of this service area, the Company recognized $0.3 million of closure-related costs, primarily lease termination charges, and an additional $0.7 million for uncompensated care. The financial results of this service area for fiscal 2008, 2007 and 2006 are included in the South segment’s income (loss) from discontinued operations.

•

As discussed in Note 15, during fiscal 2006, the Company recognized a $2.5 million charge related to an ongoing government investigation into certain of the Company’s former operations in the State of Texas. This charge has been recorded in the West segment’s loss from discontinued operations for fiscal 2006.

The additional estimate for uncompensated care in New Jersey and Augusta discussed above were recorded based upon the Company’s experience with declines in accounts receivable collections for discontinued operations subsequent to exiting service areas.

	Years Ended June 30,
	2008	2007	2006
Net revenue:
Mid-Atlantic	$13	$—	$—
South	1,396	5,671	15,610
Southwest	2,426	10,634	6,338
West	94	—	—

Net revenue from discontinued operations	$3,929	$16,305	$21,948

	Years Ended June 30,
	2008	2007	2006
Income (loss):
Mid-Atlantic	$(448)	$—	$—
South	(220)	85	(3,751)
Southwest	285	954	(395)
West	111	(8)	(1,652)

Income (loss) from discontinued operations	$(272)	$1,031	$(5,798)

Income from discontinued operations is presented net of income tax provision/(benefit) of ($0.2) million, $0.6 million and ($3.1) million for fiscal 2008, 2007 and 2006, respectively.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)	Related Party Transactions

The Company incurred rental expense of $36,000, $89,000 and $88,000 in fiscal 2008, 2007 and 2006 related to leases of fire and ambulance facilities with the trustee for the estate of a former director of the Company.

The Company incurred consulting fees of $35,000, $9,000 and $15,000 with directors of the Company for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

(20)	Liquidity

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

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company can borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s $20.0 million Revolving Credit Facility and $45.0 million Letter of Credit Facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through June 30, 2009. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(21)	Subsequent Events

Unscheduled Principal Payment under the Term Loan B Credit Facility

On September 15, 2008, the Company through its wholly owned subsidiary, Rural/Metro LLC, made a $7.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company wrote-off $0.1 million of deferred financing costs during the first quarter of fiscal 2009.

Supermajority Provisions; Shareholder Rights Agreement

In accordance with the settlement agreement entered into prior to the annual meeting of stockholders held in March 2008, the Board of Directors (the “Board”) has reviewed the anti-takeover provisions contained in the Company’s Certificate of Incorporation. The Board has concluded that certain of these provisions should be reduced or eliminated and has directed the Company to present such proposals at its upcoming fiscal 2008 annual meeting of stockholders.

In light of this development and the Company’s ongoing analysis of change-in-ownership rules under Section 382 of the U.S. Internal Revenue Code (“Section 382”), the Board, on September 11, 2008, approved and authorized the officers of the Company to enter into an amendment to the Shareholder Rights Plan (the “Plan”). The amendment is intended to avoid limitations on the Company’s ability to fully-utilize available net operating losses that the Company may carry forward to reduce taxes on future income. Pursuant to the amendment, the Rights (as defined under the Plan) will be distributed under the Plan when an Acquiring Person (as defined under the Plan) becomes the beneficial owner of 4.99% or more of the Common Stock. Previously, the Plan was

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

triggered if an Acquiring Person acquired 15.00% or more of the Common Stock. Existing shareholders with holdings in excess of 4.99% were grandfathered in under the amendment, and as such, their current holdings will not be deemed to trigger the Plan. The Board will regularly review the amended threshold under the Plan.

Employee Stock Based Grants

In August 2008, pursuant to the Company’s 2008 Incentive Stock Plan, the Company granted 162,500 restricted stock units (“RSUs”) and 162,500 stock appreciation rights (“SARs”) to employees of the Company. Vesting of the RSUs is based on continued service, certain performance metrics and a time based vesting schedule. The SARs vest over three years and have contractual terms of seven years from the grant date.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2008). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2008.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (the “COSO”). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed under Item 9A, Controls and Procedures, in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007, management concluded that as of June 30, 2007, the Company did not maintain effective internal control over financial reporting based on the criteria established under the COSO. In such report, the following material weaknesses in internal control over financial reporting were identified:

The Company did not maintain effective controls over its period-end financial reporting process, which contributed to the following material weaknesses:

•	The Company did not maintain effective controls over the accuracy of subscription revenue and deferred revenue.

•	The Company did not maintain effective controls over the completeness and accuracy of its accruals and reserves for loss contingencies and related operating expenses.

As of the end of the period covered by this Annual Report, the Company implemented the following changes to the design and operation of internal control over financial reporting which contributed to the remediation of the material weaknesses described above:

•

Period-End Financial Reporting — Management performed an extensive review of the Company’s accounting and financial reporting function. In connection with this review, management enhanced the organizational structure within the accounting and financial reporting functions, including the identification of key positions within these functions, the addition of personnel with knowledge, experience and training in the application of GAAP and streamlining direct and indirect reports. In connection with this review, the Company enhanced processes surrounding the performance and review of account reconciliations and the timely resolution of reconciling items. Additionally, management has completed a detailed review of the financial statement close process and has implemented new reporting software to assist financial reporting.

•

Subscription Revenue — The Company implemented an analysis calculating its revenue recognition and deferred revenue liability amounts surrounding its fire and ambulance subscription business using transactional data from its billing system. This analysis includes a manual control system that provides verification of the subscription revenue and deferred revenue on a straight-line basis based on the day and the month of the beginning of the contractual period.

•

Accruals and Reserves — The Company enhanced its quarterly procedures surrounding the identification of significant accounting matters. In addition, management has emphasized, and will continue to emphasize, to senior management, the importance of direct and timely communication of significant information across the organization that could impact the timely, accurate and complete recording of accruals and reserves for loss contingencies.

Changes in Internal Control Over Financial Reporting

Other than the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information

Supermajority Provisions; Shareholder Rights Agreement

In accordance with the settlement agreement entered into prior to the annual meeting of stockholders held in March 2008, the Board of Directors (the “Board”) has reviewed the anti-takeover provisions contained in the Company’s Certificate of Incorporation. The Board has concluded that certain of these provisions should be reduced or eliminated and has directed the Company to present such proposals at its upcoming fiscal 2008 annual meeting of stockholders.

In light of this development and the Company’s ongoing analysis of change-in-ownership rules under Section 382 of the U.S. Internal Revenue Code (“Section 382”), the Board, on September 11, 2008, approved and authorized the officers of the Company to enter into an amendment to the Shareholder Rights Plan (the “Plan”). The amendment is intended to avoid limitations on the Company’s ability to fully-utilize available net operating losses that the Company may carry forward to reduce taxes on future income. Pursuant to the amendment, the Rights (as defined under the Plan) will be distributed under the Plan when an Acquiring Person (as defined under the Plan) becomes the beneficial owner of 4.99% or more of the Common Stock. Previously, the Plan was triggered if an Acquiring Person acquired 15.00% or more of the Common Stock. Existing shareholders with holdings in excess of 4.99% were grandfathered in under the amendment, and as such, their current holdings will not be deemed to trigger the Plan. The Board will regularly review the amended threshold under the Plan.

Insider Trading Policy

On September 11, 2008, the Board approved an amendment to the Company’s Insider Trading Policy (the “Policy”), which is incorporated in the Company’s Code of Ethics and Business Conduct. The amendment updates certain features, including (among others) (i) updating the list of positions that are deemed to be “Restricted Persons” (as defined under the Policy); (ii) expressly applying the Policy to debt as well as equity securities; (iii) modifying the trading window period for the fiscal fourth quarter so that it remains open for 10 business days following the release of earnings after September 1 in any calendar year (provided that such window shall not exceed the last business day in September); and (iv) enhancing the pre-clearance submission process for Restricted Persons. The foregoing description is qualified by reference to the Policy, a copy of which will be posted on the Company’s website.

Indemnification Agreements

On September 10, 2008, the Board approved an updated form of indemnity agreement (replacing the form of agreement in place since approximately 2002) as part of its ongoing review of form agreements the Company utilizes. Like the previous form of indemnity agreement, the new form of agreement provides indemnification to the fullest extent permitted by law (as further required by the Company’s Bylaws). The new form of agreement adds clarifying language in several areas, including (among others) that (i) the Company is entitled to control the defense of a claim for which it provides indemnification absent conflict of interest or similar circumstances; (ii) the Company bears the burden of proof in denying requests for indemnification; (iii) the Company is not obligated to indemnify for settlements entered into without the Company’s consent, and the Company may not settle a matter without the indemnified party’s consent if the settlement would impose a penalty or limitation (in both instances consent may not be unreasonably withheld; and (iv) the person seeking indemnification may elect, following a change in control (as defined) whether the indemnification request will be reviewed by the disinterested members of the board or by independent legal counsel. The Company intends to continue to review the form of indemnification agreement and update it from time to time as deemed necessary or desirable in the ordinary course of reviewing its forms of agreements. The foregoing description is qualified by reference to the form of agreement, a copy of which is attached as an exhibit to this report.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information responsive to this Item appearing in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Form 10-K:

(1)	See the Consolidated Financial Statements included in Item 8 hereof.

(b)	Exhibits

Exhibit No.	Description of Exhibit
3.1(a)	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on March 28, 2008 (28)

3.1(b)	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights(13)

3.2	Fourth Amended and Restated Bylaws of the Registrant(28)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2	Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes)(11)

4.3	Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes)(11)

4.4	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(11)

4.5	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation, Rural/Metro Operating Company, LLC, Rural/Metro (Delaware) Inc., the guarantors named therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(11)

10.1(a)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)**

10.1(b)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)**

10.1(c)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)**

10.2	Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)**

10.3	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(5)**

10.4	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(5)

Exhibit No.	Description of Exhibit
10.5(a)	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(6)

10.5(b)	First Amendment to the Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan, dated November 9, 2007(24)**

10.6(a)	Form of Change of Control Agreement by and between the Registrant and Kurt M. Krumperman, dated June 15, 1998(25)**

10.6(b)	Form of Change of Control Agreement by and between the Registrant and Jack E. Brucker, dated April 25, 2002(8)**

10.6(c)	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Jack E. Brucker, dated February 8, 2008(26)**

10.7(a)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005(9)**

10.7(b)	Amendment No. 1 to Employment Agreement by and between the Registrant and Jack E. Brucker, dated February 8, 2008(26)**

10.8	Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004(14)**

10.9	Form of Indemnity Agreement by and between Registrant and its officers and directors* **

10.10	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(5)**

10.11	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)**

10.12	Employee Stock Purchase Plan, as amended through November 20, 1997(7)**

10.13(a)	Compensation Schedule for Board of Directors of the Registrant(9)

10.13(b)	Compensation Schedule for Non-Employee Directors of the Registrant effective April 1, 2008(28)**

10.14(a)	Amendment to Fiscal 2007 Management Incentive Program(27)**

10.14(b)	Management Incentive Program (effective commencing Fiscal 2008)(27)**

10.14(c)	Management Incentive Program (effective commencing Fiscal 2009)(29)**

10.15	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(11)

10.16	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(15)

10.17	Employment Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008(26)**

10.18	Employment Agreement by and between the Registrant and Barry D. Landon, dated March 21, 2005(10)

10.19	Rural/Metro Corporation 2006 Management Incentive Program Summary(12)

Exhibit No.	Description of Exhibit
10.20	Amendment No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners(16)

10.21	Employment Agreement by and between the Registrant and Kurt Krumperman, dated March 21, 2006(17)**

10.22	Employment Agreement by and between the Registrant and Brian Allery, dated April 10, 2006(17)**

10.23	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners(17)

10.24	Employment Agreement by and between the Registrant and Gregory A. Barber, dated June 1, 2006(18) **

10.25	Amendment No. 4, dated as of November 10, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(19)

10.26	Amendment No. 5, dated as of January 18, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(20)

10.27	Waiver No. 1, dated as of March 13, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(21)

10.28(a)	Change of Control Agreement by and between the Registrant and Kristine A. Beian-Ponczak, dated March 22, 2007 (22)**

10.28(b)	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008(26)**

10.29	Amendment No. 6 and Waiver No. 2 dated as of October 11, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead bookrunners. (23)

10.30	Settlement Agreement, dated January 25, 2008, by and among Accipiter Life Sciences Fund, LP, Accipiter Life Sciences Fund II, LP, Accipiter Life Sciences Fund (Offshore), Ltd., Accipiter Life Sciences Fund II (Offshore), Ltd., Accipiter Life Sciences Fund II (QP), LP, Accipiter Capital Management, LLC, Candens Capital, LLC, Gabe Hoffman, Eugene I. Davis, Earl P. Holland and Rural/Metro Corporation (30)

Exhibit No.	Description of Exhibit
10.31	2008 Incentive Stock Plan (28)**

10.32(a)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Employees (with Performance-Based Vesting) (28)**

10.32(b)	Form of Stock Appreciation Rights Agreement—Stock-Settled Only (with Time-Based Vesting) (28)**

10.32(c)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Eligible Directors (with Time-Based Vesting) (28)**

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(5)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(6)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(7)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(8)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(9)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 25, 2005.
(11)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.
(12)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2006.
(13)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on August 29, 2005.
(14)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2004 filed with the Commission on September 28, 2004.
(15)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2005 filed with the Commission on September 28, 2005.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.
(17)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 22, 2006.
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 23, 2007.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2007.
(22)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on March 23, 2007.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 17, 2007.
(24)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2007.
(25)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on November 14, 2007.
(26)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 11, 2007.
(27)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on June 13, 2007.
(28)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 31, 2008.
(29)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 13, 2008.
(30)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 29, 2008.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

By:	/s/ JACK E. BRUCKER
Jack E. Brucker President and Chief Executive Officer

September 15, 2008

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CONRAD A. CONRAD Conrad A. Conrad	Chairman of the Board of Directors	September 15, 2008

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	September 15, 2008

/s/ EARL P. HOLLAND Earl P. Holland	Director	September 15, 2008

/s/ LOUIS G. JEKEL Louis G. Jekel	Director	September 15, 2008

/s/ CHRISTOPHER S. SHACKELTON Christopher S. Shackelton	Director	September 15, 2008

/s/ HENRY G. WALKER Henry G. Walker	Director	September 15, 2008

/s/ ROBERT E. WILSON Robert E. Wilson	Director	September 15, 2008

/s/ JACK E. BRUCKER Jack E. Brucker	President, Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2008

/s/ KRISTINE B. PONCZAK Kristine B. Ponczak	Senior Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	September 15, 2008

/s/ DONNA BERLINSKI Donna Berlinski	Vice President and Corporate Controller (Principal Accounting Officer)	September 15, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1(a)	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on March 28, 2008 (28)

3.1(b)	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights(13)

3.2	Fourth Amended and Restated Bylaws of the Registrant(28)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2	Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes)(11)

4.3	Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes)(11)

4.4	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(11)

4.5	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation, Rural/Metro Operating Company, LLC, Rural/Metro (Delaware) Inc., the guarantors named therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(11)

10.1(a)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)**

10.1(b)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)**

10.1(c)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)**

10.2	Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)**

10.3	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(5)**

10.4	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(5)

10.5(a)	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(6)

10.5(b)	First Amendment to the Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan, dated November 9, 2007(24)**

10.6(a)	Form of Change of Control Agreement by and between the Registrant and Kurt M. Krumperman, dated June 15, 1998(25)**

10.6(b)	Form of Change of Control Agreement by and between the Registrant and Jack E. Brucker, dated April 25, 2002(8)**

Exhibit No.	Description of Exhibit
10.6(c)	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Jack E. Brucker, dated February 8, 2008(26)**

10.7(a)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005(9)**

10.7(b)	Amendment No. 1 to Employment Agreement by and between the Registrant and Jack E. Brucker, dated February 8, 2008(26)**

10.8	Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004(14)**

10.9	Form of Indemnity Agreement by and between Registrant and its officers and directors* **

10.10	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(5)**

10.11	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)**

10.12	Employee Stock Purchase Plan, as amended through November 20, 1997(7)**

10.13(a)	Compensation Schedule for Board of Directors of the Registrant(9)

10.13(b)	Compensation Schedule for Non-Employee Directors of the Registrant effective April 1, 2008(28)**

10.14(a)	Amendment to Fiscal 2007 Management Incentive Program(27)**

10.14(b)	Management Incentive Program (effective commencing Fiscal 2008)(27)**

10.14(c)	Management Incentive Program (effective commencing Fiscal 2009)(29)**

10.15	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(11)

10.16	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(15)

10.17	Employment Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008(26)**

10.18	Employment Agreement by and between the Registrant and Barry D. Landon, dated March 21, 2005(10)

10.19	Rural/Metro Corporation 2006 Management Incentive Program Summary(12)

10.20	Amendment No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners(16)

10.21	Employment Agreement by and between the Registrant and Kurt Krumperman, dated March 21, 2006(17)**

10.22	Employment Agreement by and between the Registrant and Brian Allery, dated April 10, 2006(17)**

Exhibit No.	Description of Exhibit
10.23	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners(17)

10.24	Employment Agreement by and between the Registrant and Gregory A. Barber, dated June 1, 2006(18) **

10.25	Amendment No. 4, dated as of November 10, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(19)

10.26	Amendment No. 5, dated as of January 18, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(20)

10.27	Waiver No. 1, dated as of March 13, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(21)

10.28(a)	Change of Control Agreement by and between the Registrant and Kristine A. Beian-Ponczak, dated March 22, 2007 (22)**

10.28(b)	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008(26)**

10.29	Amendment No. 6 and Waiver No. 2 dated as of October 11, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead bookrunners. (23)

10.30	Settlement Agreement, dated January 25, 2008, by and among Accipiter Life Sciences Fund, LP, Accipiter Life Sciences Fund II, LP, Accipiter Life Sciences Fund (Offshore), Ltd., Accipiter Life Sciences Fund II (Offshore), Ltd., Accipiter Life Sciences Fund II (QP), LP, Accipiter Capital Management, LLC, Candens Capital, LLC, Gabe Hoffman, Eugene I. Davis, Earl P. Holland and Rural/Metro Corporation (30)

10.31	2008 Incentive Stock Plan (28)**

10.32(a)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Employees (with Performance-Based Vesting) (28)**

10.32(b)	Form of Stock Appreciation Rights Agreement—Stock-Settled Only (with Time-Based Vesting) (28)**

10.32(c)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Eligible Directors (with Time-Based Vesting) (28)**

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(5)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(6)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(7)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(8)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(9)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 25, 2005.
(11)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.
(12)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2006.
(13)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on August 29, 2005.
(14)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2004 filed with the Commission on September 28, 2004.
(15)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2005 filed with the Commission on September 28, 2005.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.
(17)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.
(18)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 22, 2006.
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 23, 2007.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2007.
(22)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on March 23, 2007.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 17, 2007.
(24)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2007.
(25)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on November 14, 2007.
(26)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 11, 2007.
(27)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on June 13, 2007.
(28)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 31, 2008.
(29)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 13, 2008.
(30)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 29, 2008.