Form 10-K/A
period 2008-06-30
RURAL/METRO CORP /DE/
filed 2008-11-05
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

There were 24,824,103 shares of the registrant’s Common Stock outstanding on November 3, 2008.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K (this “Amendment No. 1”) for the year ended June 30, 2008 as filed with the Securities and Exchange Commission on September 15, 2008 (the “Annual Report on Form 10-K”), includes the information that was to be incorporated by reference to our definitive proxy statement for our 2008 annual meeting of stockholders. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the September 15, 2008 filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

PART III.

Item 10.	Directors, Executive Officers, and Corporate Governance

Our certificate of incorporation provides that the number of directors shall be fixed from time to time by resolution of the Board of Directors. Presently, the number of directors is fixed at eight. In connection with the terms of a settlement agreement dated January 25, 2008 among Accipiter Capital Management, LLC (“Accipiter”) and it affiliates, Eugene I. Davis, Earl P. Holland and the Company (the “Settlement Agreement”), the number of directors will be decreased to seven on the date of the Annual Meeting. See “Settlement Agreement,” below.

The Board of Directors is divided into three classes, with one class standing for election each year for three-year terms and until successors of such class have been elected and qualified.

As of the date of this Amendment No. 1, the Board of Directors consists of the following persons:

Name	Class of Director	Annual Meeting At Which Term Will Expire
Louis G. Jekel	II	2008
Christopher S. Shackelton	II	2008
Robert E. Wilson	II	2008
Eugene I. Davis.	III	2009
Henry G. Walker	III	2009
Conrad A. Conrad	I	2010
Earl P. Holland	I	2010
Jack E. Brucker	I	2010

The following table sets forth information regarding our directors and executive officers, including certain biographical information.

Name	Age	Positions with the Company
Conrad A. Conrad	62	Chairman of the Board and Director
Eugene I. Davis	53	Director (2) (3)
Earl P. Holland	63	Director (1) (2)
Christopher S. Shackelton	29	Director (1) (3)
Henry G. Walker	61	Director (1) (2)
Robert E. Wilson	61	Director (2) (3)
Jack E. Brucker	56	President, Chief Executive Officer and Director
Kristine B. Ponczak	44	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Brian O. Allery	42	Senior Vice President and Chief Administrative Officer
Donna Berlinski	39	Vice President, Principal Accounting Officer and Controller

(1)	Member of the Compensation Committee.
(2)	Member of the Corporate Governance Committee.
(3)	Member of the Audit Committee.

Conrad A. Conrad became a member of our Board of Directors in October 2005, and was named Chairman of our Board of Directors in July 2008. Mr. Conrad was most recently employed with The Dial Corporation from August 2000 through October 2005, and served as its Executive Vice President and Chief Financial Officer. From 1999 to 2000, Mr. Conrad was engaged in a number of personal business ventures, including providing consulting services to Pennzoil-Quaker State Company, which acquired Quaker State Corporation in December 1998. From 1974 to 1998, Mr. Conrad held various positions, most recently Vice Chairman and Chief Financial Officer, with Quaker State Corporation, a leading manufacturer of branded automotive consumer products and services. Mr. Conrad is a member of the Board of Directors of Universal Technical Institute, Inc. and Fender Musical Instruments Corporation.

Eugene I. Davis became a member of our Board of Directors in March 2008 pursuant to the Settlement Agreement. Mr. Davis has served as Chairman and Chief Executive Officer of PIRINATE Consulting Group, L.L.C., a privately held consulting firm since 1997. PIRINATE specializes in turn-around management, merger and acquisition consulting and strategic planning advisory services for public and private business entities. From 2001 to 2004, Mr. Davis served in various executive positions at RBX Industries, Inc., including Chairman, Chief Executive Officer and President. RBX Industries, Inc. filed a voluntary petition for reorganization under Chapter 11 in March 2004. Mr. Davis also serves as a director of American Commercial Lines Inc., Atlas Air Worldwide Holdings, Inc., Delta Air Lines, Inc., Foamex International Inc., Footstar, Inc., Haights Cross Communications, Inc., Knology, Inc., Silicon Graphics, Inc., Solutia Inc. and Viskase Companies, Inc.

Earl P. Holland became a member of our Board of Directors in March 2008 pursuant to the Settlement Agreement. Mr. Holland served from 1981 to January 2001 in a number of capacities, and most recently as the Chief Operating Officer and Vice Chairman, of Health Management Associates, Inc., a hospital company operator that trades on the New York Stock Exchange. He retired in January 2001 and is now a private investor. Mr. Holland currently serves as a director and member of the compensation committee of Team Health, a private company in the business of supplying physician staffing for hospitals and military bases. He is also a director of Orion Bancorp, a large private bank in Florida, where he serves as the chairman of each of the audit committee and compensation committee. Mr. Holland is also the Vice Chairman of the board of directors of Cornerstone National Insurance Co., a private automobile insurance company, and serves on its compensation committee. Mr. Holland is also a director of Medical Diagnostic Technology, a private company specializing in early cancer detection.

Christopher S. Shackelton became a member of our Board of Directors in March 2008 pursuant to the Settlement Agreement. Mr. Shackelton is a managing partner and co-founder of Coliseum Capital Management, LLC. Coliseum is a private investment partnership that makes long-term investments in both public and private companies. Prior to founding Coliseum, Mr. Shackelton was an analyst at Watershed Asset Management from 2003 through 2005. Earlier in his career, Mr. Shackelton worked in the investment banking division of Morgan Stanley & Co. Mr. Shackelton presently serves as a Trustee for the Walter Johnson Foundation.

Henry G. Walker has been a member of our Board of Directors since September 1997. Mr. Walker is currently a partner in the management consulting firm of Andrade/Walker Consulting, LLC. From March 1997 to March 2004, he served as President and Chief Executive Officer of Providence Health System, comprised of hospitals, long-term care facilities, physician practices, managed care plans, and other health and social services. From 1996 to March 1997, Mr. Walker served as President and Chief Executive Officer of Health Partners of Arizona, a state-wide managed care company. From 1992 to 1996, he served as President and Chief Executive Officer of Health Partners of Southern Arizona, a healthcare delivery system. Mr. Walker is a Board member of St. Joseph Health System, a private, non-public health system based in Orange, California.

Robert E. Wilson became a member of our Board of Directors in November 2003. Mr. Wilson was employed by Arthur Andersen LLP from 1972 to 2001, becoming a partner in 1986. Among other responsibilities as a partner, he served as a member of the firm’s national healthcare industry business turnaround practice. From 2001 through 2002, Mr. Wilson provided commercial litigation and financial due diligence consultation services through a national consulting firm. Mr. Wilson is a member of the Board of Directors and Chairman of the Audit and Compliance Committees of Providence Health & Services, a not-for-profit community healthcare system. Mr. Wilson served as the Chief Financial Officer of Billings Clinic, an integrated health provider system, from August 2006 through October 2008, and currently serves as a Managing Director of Huron Consulting Group.

Jack E. Brucker has served as our President and Chief Executive Officer and has been a member of our Board of Directors since February 2000. Mr. Brucker served as our Senior Vice President and Chief Operating Officer from December 1997 until February 2000.

Kristine B. Ponczak has served as the Senior Vice President, Chief Financial Officer, Treasurer and Secretary since October 2006. Ms. Ponczak served as Vice President and Treasurer from December 2004 to October 2006. In addition, Ms. Ponczak served as Director of Financial Planning from April 1998 until December 2004.

Brian O. Allery has served as Senior Vice President and Chief Administrative Officer since March 2008. Prior to assuming this role, Mr. Allery served the Company since 1996 in various managerial roles in the areas of risk, insurance, safety, purchasing, benefits administration and real estate.

Donna Berlinski currently serves as Vice President, Principal Accounting Officer and Controller. Ms. Berlinski joined Rural/Metro in 1997 as Accounting Manager. She was promoted to Corporate Director of Finance and Accounting in 2000, and served in that role until 2003 when she was promoted to Managing Director of Corporate Governance and Compliance. Ms. Berlinski developed and managed the Company's Sarbanes-Oxley compliance program, completing implementation of Section 404 requirements on an accelerated time frame. Most recently, she served as Managing Director of Revenue Cycle Management, leading a variety of projects aimed at enhancing overall billing and collections performance.

Directors hold office until their successors have been elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Settlement Agreement. Pursuant to the terms of the Settlement Agreement, effective as of the date of the 2007 Annual Meeting (held March 27, 2008), the Board of Directors was temporarily increased to nine directors. To fill the vacancies resulting from such increase, Christopher S. Shackelton, a director nominee proposed by the Company and approved by Accipiter, was appointed to the Board to serve as a Class II director and Eugene I. Davis, a director nominee proposed by Accipiter and approved by the Board, was appointed to the Board to serve as a Class III director. The Company also agreed to include Earl P. Holland, an Accipiter nominee approved by the Board, in the slate of Class I director nominees presented by the Company for election at the 2007 Annual Meeting. The Settlement Agreement included provisions regarding assignments of Mr. Davis and Mr. Holland to Board committees, and provided for the elimination of the position of vice chairman of the Board.

The Board obtained the commitment of Cor J. Clement, Sr. to serve as Chairman of the Board and a director of the Company for a transition period through June 30, 2008 and accepted his decision to retire effective as of that date (at which point the size of the Board was decreased to eight directors). Pursuant to the Settlement Agreement, it was agreed that Louis G. Jekel would not be nominated for re-election as a director and his service as a director will end effective upon the election of his successor at the 2008 Annual Meeting. Upon Mr. Jekel’s retirement, the size of the Board will decrease to seven directors and will be fixed at seven until the expiration of the standstill period described below. The Company also agreed that Mr. Shackelton will be included in the Company’s slate of Class II director nominees for election to the Board at the 2008 Annual Meeting.

Pursuant to the Settlement Agreement, Accipiter withdrew a letter to the Company nominating directors for election to the Board at the 2007 Annual Meeting and terminated its proposed proxy solicitation. The Settlement Agreement calls for Accipiter to observe customary restrictions on conducting proxy contests and nominating individuals for election to the Board. These restrictions will remain in place during a standstill period that will expire on March 31, 2009. Accipiter agreed to cause all common stock of the Company beneficially owned by Accipiter to vote for the director nominees recommended by the Board at the 2007 and 2008 Annual Meetings and in accordance with the recommendations of the Board with respect to the proposals that were presented for stockholder approval at the 2007 Annual Meeting pursuant to the Settlement Agreement.

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

Based solely on our review of the copies of such forms received by us from our executive officers and directors during the fiscal year ended June 30, 2008, or written representations from such persons that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

Our website contains the Company’s Code of Ethics and Business Conduct (“Code of Ethics”), which is the Company’s code of business conduct and ethics for its directors and employees, including the Chief Executive Officer and Chief Financial Officer, at www.shareholder.com/ruralmetro/downloads/Code_of_Business_Conduct.pdf. Any amendment to the Code of Ethics will be posted on the Company’s website.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

Our bylaws authorize the Board of Directors to appoint among its members one or more committees composed of one or more directors. The Board of Directors has appointed the following standing committees: an Audit Committee; a Compensation Committee; and a Corporate Governance Committee. Membership in the committees is indicated in the table above.

Audit Committee. The Audit Committee, which is established as a standing committee in accordance with Section 3(a)(58) of the Exchange Act reviews our annual and quarterly financial statements and related SEC filings, significant accounting issues and the scope of the audit with our independent registered public accounting firm, and is available to discuss other audit-related matters with management, our internal audit department and our independent registered public accounting firm that may arise during the year. In addition, the Audit Committee assists the Board of Directors with oversight of the performance of our internal audit function. The Audit Committee has various other authorities and responsibilities as set forth in its formal written charter, the adequacy of which is reviewed annually. The charter is available on the Company’s website at www.ruralmetro.com. The Audit Committee also functions as the Company’s qualified legal compliance committee. The Audit Committee held 12 meetings during the fiscal year ended June 30, 2008. The members of the Audit Committee are Robert E. Wilson (chair), Eugene I. Davis, Louis G. Jekel and Christopher S. Shackelton. The Board of Directors has determined that each of Robert E. Wilson, Eugene I. Davis and Christopher S. Shackelton qualifies as an “audit committee financial expert” within the meaning of the SEC’s definition and that each of them is “independent,” as that term is defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Compensation Committee. The Compensation Committee is responsible for developing and making recommendations to the Board relating to compensation of the Company’s executives and directors. The Compensation Committee is also charged with overseeing and advising the Board on the adoption of policies that govern the Company’s compensation programs, including equity and benefit plans. The Compensation Committee also monitors employee relations issues, and oversees senior management structure. The members of the Compensation Committee are Earl P. Holland (chair), Henry G. Walker and Christopher S. Shackelton. Each of the current members of the Compensation Committee meets the definitions of (i) ”independent” within the meaning of the listing standards of The Nasdaq Stock Market, (ii) a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act, and (iii) other than Mr. Walker, an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Board of Directors of the Company has adopted a charter which describes the responsibilities, functions and authority of the Compensation Committee. The charter is available on the Company’s website at www.ruralmetro.com. The Compensation Committee held 16 meetings during the fiscal year ended June 30, 2008.

Corporate Governance Committee. The Corporate Governance Committee reviews credentials of existing and prospective directors and recommends classes of directors for approval by the Board of Directors. See “Director Nominations” below. The Corporate Governance Committee also reviews the succession planning for key executive personnel. The Corporate Governance Committee is also responsible for developing and recommending to the Board of Directors corporate governance guidelines applicable to our Company and periodically reviewing such guidelines and recommending any changes to those guidelines to the Board of Directors. The Corporate Governance Committee has adopted a charter that is available on the Company’s website at www.ruralmetro.com. The members of the Corporate Governance Committee are Henry G. Walker (chair), Eugene I. Davis, Earl P. Holland, Louis G. Jekel and Robert E. Wilson. The members of the Corporate Governance Committee are independent, as that term is defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Corporate Governance Committee held six meetings during the fiscal year ended June 30, 2008.

Meetings of the Board of Directors. Our Board of Directors held a total of 24 meetings during the fiscal year ended June 30, 2008. All of the incumbent members of the Board of Directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors, and (ii) the total number of meetings held by all committees of the Board on which such director was a member. We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, but encourage directors to attend. Four members of the Board of Directors attended the 2007 annual meeting of stockholders.

DIRECTOR NOMINATIONS

Nominations of candidates for election as directors may be made by the Board of Directors upon recommendation by the Corporate Governance Committee, or by stockholders. The Corporate Governance Committee is responsible for, among other things, the selection and recommendation to the Board of Directors of nominees for election as directors.

Stockholders may nominate candidates for election as directors if they follow the procedures and conform to the deadlines specified in our bylaws. The complete description of the requirements for stockholder nomination of director candidates is contained in the bylaws. Under these procedures, with respect to the annual meeting of stockholders following the fiscal year ending June 30, 2009, a notice setting forth information specified in the bylaws must be received by us at our principal executive offices (i) not less than 60 days prior to the annual meeting if such meeting is held on a day which is within 30 days preceding the anniversary of this year’s meeting (December 16, 2008); (ii) 90 days prior to the annual meeting if such meeting is held on or after the anniversary date of this year’s meeting (December 16, 2008); or (iii) if the 2009 annual meeting is held on a date preceding the anniversary of this year’s meeting by more than 30 days, on or before the close of business on the 15th day following the date of public disclosure of the date of such meeting. The deadline for submission of any director nominations by stockholders for the next annual meeting is set forth in the proxy statement for each annual meeting.

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

•	any other information relating to each nominee that would be required to be disclosed in a proxy statement filed pursuant to the SEC’s proxy rules; and

•	the written consent of each nominee to serve as a director if so elected.

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

If the Board of Directors determines that there is a need for directors with different skills or perspectives, the members of the Board of Directors are polled to determine if they know of potential candidates meeting these criteria. We may engage a third party to perform a background check to determine whether a new candidate for election as director has any issues that should be considered in the Board of Directors’ evaluation of his or her candidacy.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Stockholders may communicate with any and all members of our Board of Directors by transmitting correspondence by mail or facsimile addressed to one or more directors by name (or to the Chairman, for a communication addressed to the entire Board) at the following address and fax number: Rural/Metro Corporation, 9221 East Via de Ventura, Scottsdale, AZ 85258; (480) 606-3415 facsimile.

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

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion addresses the fiscal 2008 compensation objectives and practices relating to our Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”), and the other executive officers named in the Summary Compensation Table. These individuals are referred to in this Amendment No. 1 as the named executive officers (the “NEOs”). This discussion also addresses developments in our executive compensation program that were implemented during fiscal 2008, as well as additional refinements that we have implemented so far during fiscal 2009.

Overview of Executive Compensation Program. The Company’s NEO compensation programs are based on the belief that the interests of the NEOs should be closely aligned with those of the stockholders of the Company. The NEO compensation programs are strongly oriented toward a pay-for-performance philosophy that includes a significant percentage of variable compensation. In recent years, the Company’s executive compensation programs focused mostly on one-year plans with management incentive program targets taken directly from the annual operating budget. With the availability of an equity compensation plan beginning in fiscal 2008, the Compensation Committee has focused on developing long-term compensation elements. As a result, the Company’s current executive compensation program reflects a combination of short-term and long-term incentive compensation components, as follows:

•	The executives’ annual base salaries provide a steady income for the NEOs;

•

The Management Incentive Program, or “MIP,” and the one-year performance-contingent vesting for grants of restricted stock units, or “RSUs,” provide short-term incentive compensation linked to the Company’s annual business plan; and

•

The three-year time-based vesting for RSUs and stock appreciation rights, or “SARs,” motivate our NEOs with a longer horizon for incentive compensation that helps to align the interests of the NEOs with the interests of stockholders.

Objectives of Programs. During fiscal 2008, the Compensation Committee established the following objectives in order to guide the development of our NEO compensation programs:

•

Attract, retain and motivate high-performing leaders possessing a collaborative ethical spirit who are capable of advancing the Company’s mission and strategy within an industry characterized by growth, competitiveness and regulatory challenges;

•	Reward senior management in a manner aligned with the Company’s financial performance against challenging goals;

•	Align management’s interests with stockholders’ long-term interests through equity participation and ownership, and retain line of sight to business results that are under an individual’s control;

•	Design programs that are simple to understand for participants and stockholders, while keeping them flexible in order to recognize the business needs of today and tomorrow;

•	Evaluate rewards decisions for each element of compensation in the context of the impact on total pay; and

•

Recognize that market data should be used as a reference. The Compensation Committee believes that pay decisions should not be made exclusively based on benchmarking to publicly-traded peers, in part because there are very few, if any, publicly traded companies with comparable businesses because of the Company’s market capitalization relative to its revenues.

Company Performance Rewarded. In general, the NEO compensation programs have been constructed so that an individual’s compensation is directly correlated with Company and individual performance. The NEO compensation programs emphasize performance-based annual incentives because the Compensation Committee believes that such programs should stress the importance of operational and financial performance of the Company. As stated above, the Company also has begun to include longer-term incentive compensation, in the form of time-based vesting of RSUs and SARs, as an element of the executive compensation program. In addition, a portion of each NEO’s compensation is based on subjective determinations and considerations regarding his or her individual contributions, perceived value to the Company, and experience within the industry.

Executive Compensation Process. On an annual basis, the Compensation Committee evaluates and establishes the compensation of the NEOs. The Compensation Committee seeks input from the CEO, Jack E. Brucker, when discussing the performance of and appropriate compensation levels for the NEOs other than Mr. Brucker. Under the terms of the MIP, Mr. Brucker and the Company’s CFO, Kristine B. Ponczak, serve as staff to the Committee. From time to time upon the invitation of the Committee, Mr. Brucker and Ms. Ponczak attend meetings of the Compensation Committee. Upon the request of the Compensation Committee, Mr. Brucker and Ms. Ponczak provide compensation and other information to the Compensation Committee, including historical and prospective breakdowns of compensation components of each of the NEOs. Mr. Brucker and Ms. Ponczak also assist the Compensation Committee in the formulation of individual goals under the MIP. Neither Mr. Brucker nor Ms. Ponczak participates in deliberations relating to their own compensation.

In making its determinations, the Compensation Committee considers a number of important and relevant factors regarding the NEO compensation programs and individual compensation awards and payments. Such factors considered include the following, although none of the following factors are persuasive individually or in the aggregate:

•	Provisions of employment agreements;

•	Recommendations of the Company’s CEO, based on individual responsibilities and performance;

•	Historical compensation levels for each of the NEOs;

•	Company-wide performance;

•	Individual performance and potential;

•	Internal pay equity; and

•	Competitiveness of total compensation package.

Beginning in fiscal 2008, the Compensation Committee used formal compensation tally sheets to provide comprehensive individual information for each NEO relating to components of compensation earned or that may be awarded upon the occurrence of certain events, including termination or change of control. The Compensation Committee took into consideration the information on these tally sheets in making decisions related to certain elements of total compensation, such as salary increases and non-cash compensation award levels. Beginning in fiscal 2009, the Compensation Committee also used the information on the compensation tally sheets in designing and determining awards under the 2009 MIP. Prior to fiscal 2008, the Compensation Committee obtained and used substantially similar information in connection with making compensation decisions.

The Compensation Committee submits all compensation recommendations regarding the NEO compensation programs and individual NEO compensation to the Board of Directors for consideration. The Board of Directors reviews, and where appropriate adopts or modifies, the recommendations of the Compensation Committee regarding the NEO compensation programs and individual NEO compensation.

CEO Compensation Process. Although the compensation process for the CEO generally is consistent with the process described above for the Company’s other NEOs, Mr. Brucker’s current compensation package was structured to reflect certain unique circumstances that existed when the Company and Mr. Brucker entered into his employment agreement in December 2004. At that time, Mr. Brucker had been instrumental in leading the Company’s restructuring efforts and guiding the Company through a very challenging business cycle. As a result, the Compensation Committee was advised that Mr. Brucker would likely be courted by other companies or investment funds seeking a “turn-around expert.” Based on these factors and the Company’s then-current financial and operational position, the Compensation Committee determined that it would be in the Company’s best interest to offer Mr. Brucker a compensation package designed to encourage him to remain as the Company’s CEO for the long term. In addition to analyzing the factors described above, the Compensation Committee considered the following factors in structuring the terms of Mr. Brucker’s compensation under his employment agreement:

•	Mr. Brucker’s development of a long-term strategy for the Company and his progress in executing its strategic objectives;

•	Mr. Brucker’s leadership of the Company in achieving appropriate annual and longer-term goals;

•	Mr. Brucker’s role in management development and succession planning;

•	Mr. Brucker’s role as spokesperson for the Company; and

•	Mr. Brucker’s effective working relationship with the Board of Directors.

Based on these factors, Mr. Brucker’s employment agreement provides for a base salary of $1,200,000 per year. The agreement sets forth the express intention of the parties that there would be no base salary increase during the remaining term of the agreement, except for cost of living adjustments. The agreement provides that Mr. Brucker will participate in the MIP, with potential awards for Mr. Brucker completely contingent upon the Company achieving objective performance targets. Please see “Elements of Compensation Program — Short-Term Incentives — Management Incentive Plan,” below. The Compensation Committee has determined that no grants of equity awards will be made to Mr. Brucker unless certain modifications are made to his agreement. Please see “Elements of Compensation Program — Long-Term Incentives — Equity Plans”, below. Consistent with this position, Mr. Brucker’s agreement was amended in February 2008 to eliminate the provision that a failure to participate in the Company’s equity plans might give rise to a termination of employment for “good reason.”

Retention of Compensation Consultant. In July 2007, the Compensation Committee retained Watson Wyatt Worldwide (“Watson Wyatt”) to provide independent compensation data, analysis and advice regarding NEO compensation. The Compensation Committee has the benefit of direct access to Watson Wyatt, and may request the consultant to perform certain analyses or tasks from time to time. Watson Wyatt attends meetings of the Compensation Committee upon request of the Compensation Committee.

The Compensation Committee engaged Watson Wyatt to develop a long term incentive plan in order to further align the interests of the NEOs and stockholders and to review and update the Company’s executive compensation pay philosophy, including developing a peer group (as described below) and conducting a market analysis of total compensation. As part of its analysis, Watson Wyatt interviewed members of the Compensation Committee, the CEO, the CFO, and other key executives, and analyzed comparative market compensation data.

In December 2007, Watson Wyatt presented to the Compensation Committee its report regarding the Company’s executive compensation pay philosophy, a publicly-held peer group for market comparisons, executive and non-employee director compensation arrangements, and the outline for the 2008 Stock Plan, which the Company’s stockholders approved in March 2008. As a result of Watson Wyatt’s report, the Compensation Committee established new objectives to guide the development of the Company’s executive compensation programs, as described under “Overview of Executive Compensation Program — Objectives of Programs,” above. The Compensation Committee also considered the information provided by Watson Wyatt in determining the NEOs’ base salaries in December 2007, to determine the initial awards granted under the 2008 Stock Plan in August 2008, and to set the cash incentive compensation levels under the 2009 MIP in August 2008. The Compensation Committee will continue to use this information to set the base salaries and annual cash and equity-based incentive compensation for each of the NEOs in the future.

Executive Compensation Pay Philosophy. Based upon Watson Wyatt’s recommendations and its own deliberations, the Compensation Committee determined that it would generally be appropriate, over time, for the NEOs’ target total cash compensation and target total long-term incentive compensation to be at the 50th percentile of the Company’s compensation peers (the “Peer Group”). The Compensation Committee also determined that the NEOs’ actual, as opposed to target, total compensation should vary based on the performance of the individual NEO; for example, an individual NEO’s actual total compensation could be at the 75th percentile or above for superior performance, and at the 25th percentile or below for poor performance, also based on the Peer Group data. The Compensation Committee believes that these targets are appropriate for the Company because they ensure that we are providing competitive, median-level compensation in the Company’s talent market. The Compensation Committee uses these comparisons to the Peer Group to ensure that it is acting responsibly and to establish a point of reference to determine whether and to what extent it is establishing competitive levels of compensation for our executives. The Compensation Committee recognizes that the Peer Group compensation data is only one tool used in designing the Company’s overall executive compensation program. The Compensation Committee also considers numerous specific elements of executive compensation (i.e., base salaries, short-term incentives, and long-term incentives) as well as factors such as the subjective evaluation of the performance of each executive in his or her functional role, the performance of the Company against financial and strategic goals and objectives, the NEOs’ compensation history, and the Compensation Committee’s assessment of the value of retaining an executive, to determine whether the Company’s proposed compensation programs are competitive with those offered by members of the Peer Group. The overall objective is to ensure that the Company’s compensation structure is effective and motivates our executives.

In December 2007 the Board, on the recommendation of the Compensation Committee, approved the following Peer Group for purposes of developing comparisons for use, along with the other factors discussed above, in setting target compensation and evaluating our executive compensation structure:

Gentiva Health Services	American Service Group
AMN Healthcare Services	Amsurg
Rehabcare Group	Emeritus
Cross Country Healthcare	Odyssey Healthcare
Knight Transportation	American Homepatient
Amedisys Inc.	Providence Service
Hanger Orthopedic	Healthways

In selecting companies for this peer group, the Compensation Committee considered a number of factors, including sales volume, the number and characteristics of employees, the extent to which a company’s business involves health care services, geographic location of operations, market capitalization and enterprise value. The Compensation Committee also considers, as an additional point of reference, compensation data for the only other publicly-traded company which currently has an ambulance business.

After reviewing the information provided by Watson Wyatt, the Compensation Committee determined that, except in the case of our CEO, the NEOs’ base salaries and target total cash compensation are within a competitive range when compared with the Peer Group, and that the NEOs’ target total compensation generally is below the market median due to a lack of long-term incentive awards in recent years. As a result of the terms of his employment agreement dated January 1, 2005, our CEO’s target total cash compensation approximates the 75th percentile when measured against the Peer Group. See “Overview of Executive Compensation Program, — CEO Compensation Process,” above.

The Compensation Committee also approved a long-term equity-based incentive framework that is intended to be primarily performance-based, with a balanced focus on improving profitability and creating long-term stockholder returns. Specifically, long-term incentives granted under the 2008 Stock Plan currently consist of performance-contingent RSUs and stock-settled SARs. See “Elements of Compensation Program — Long-Term Incentives — Equity Plans,” below. The Compensation Committee selected these types of grants based on Watson Wyatt’s recommendations with respect to current “best practices” for equity-based incentive grants as well as the Company’s long-term compensation objectives. The Compensation Committee currently believes that performance-contingent RSUs and stock-settled SARs provide stockholder alignment, promote pay for performance, and limit ongoing dilution to stockholders.

The Compensation Committee took into consideration Watson Wyatt’s analysis in determining the quantity of RSUs and SARs to grant to each NEO and other award recipients. Specifically, Watson Wyatt noted that the Company would risk excessive dilution if it tried to grant equity-based awards with a value consistent with grants made by other members of the Peer Group because the Company’s stock value is currently lower than the other companies in the Peer Group. Accordingly, the Compensation Committee based the size of RSU and SAR grants to the NEOs (other than the CEO) on various factors, including considerations of internal compensation equity, the aggregate number of shares to be awarded relative to the size of the pool of participating employees, and the number of shares to be awarded overall as a percentage of the total issued and outstanding shares of the Company’s common stock. The Compensation Committee also considered, but to a lesser extent, the estimated present value of the awards on the date of grant. Going forward, the Compensation Committee anticipates that it will continue to consider long-term equity-based incentive compensation grants for the NEOs (other than the CEO) in a manner that will account for the difference in the Company’s market capitalization as compared with members of the Peer Group (if then applicable).

In view of the Company’s executive compensation pay philosophy and current compensation structure for our CEO, the Compensation Committee agreed with Watson Wyatt’s recommendation not to grant any long term incentive compensation to the CEO unless his employment agreement is amended to reduce current cash compensation in a manner consistent with industry comparables.

Elements of Compensation Program. This section describes the various elements of the NEO compensation programs for fiscal 2007. The Compensation Committee believes that an allocation of each NEO’s compensation among the following elements promotes the objectives discussed above.

Base Salary

Base salaries are the foundation for compensation of all the NEOs. The Compensation Committee believes that it is appropriate for a meaningful portion of the NEO’s compensation to be provided in a fixed amount of cash in order to provide some level of stable income to the NEOs. Base salary also provides the ability to establish incentive pay guidelines that are expressed as a percentage of salary. As the base salary changes, there is a proportional change in the applicable NEO’s MIP. The base salary for each of the NEOs is established at a level that the Compensation Committee believes is sufficient to attract and retain such NEOs for the long-term financial success of the Company. The Compensation Committee believes that such levels are sufficient through a review of the competitiveness of the total compensation package for each NEO, identifiable alternative employment for each NEO and internal pay equity.

The Compensation Committee reviews the NEOs’ salaries on an annual basis in December. In addition, the Compensation Committee reviews an NEO’s base salary level at the time of a promotion or other change in his or her responsibilities. Pursuant to the employment agreements for certain NEOs, reduction of the NEO’s base salary is not permitted in an amount exceeding 10% unless such reduction is part of a company-wide reduction affecting similarly situated executives. The employment agreement for the CEO expresses the parties’ intent that there will be no increase in the stated base salary of the CEO during its term other than cost of living increases.

As discussed above under the heading “Retention of Compensation Consultant,” in December 2007 Watson Wyatt delivered its report to the Compensation Committee. That report indicated that (except to the extent described above with respect to the CEO) the NEOs’ base salaries are within the target range set by the Compensation Committee and no significant changes were recommended at that time. The Compensation Committee used that information in setting base salaries that went into effect in January 2008.

Short-Term Incentives — Management Incentive Plan

The performance-based MIP is an annual cash incentive plan for key executives. NEOs are eligible to earn annual cash awards under the MIP, expressed as a percentage of base salary. The MIP is designed to reward NEOs for Company and individual performance with an annual award which, when added to base salary, produces total cash compensation for the NEOs in an amount consistent with Company objectives. At the beginning of each fiscal year, performance goals are established for the NEOs by the Compensation Committee. Beginning with fiscal 2008, the Compensation Committee considered the information provided by Watson Wyatt in setting the performance goals.

For fiscal 2008, award opportunities for the NEOs and other executives varied from:

•	80% to 125% of the participant’s base salary at the CEO level;

•	50% to 75% of the participant’s base salary at the senior or executive vice president level; and

•	45% to 67.5% of the participant’s base salary at the group president and corporate vice president level.

On August 11, 2008, the Board of Directors adopted amendments to the MIP that are effective for fiscal 2009. The primary substantive change is to increase the bonus opportunity for each group president to 50% of base salary (previously 45%) upon achievement of 100% of applicable goals (including corporate and regional goals). The bonus opportunity is scaled upward to 62.5% or 75.0% of base salary (formerly 56.25% and 67.5%) if a group president achieves 125% or 150%, respectively, of the applicable goals. The amendments also provided minor clarifying language regarding eligibility of participants who change position or status during the plan year.

The Compensation Committee structures incentive payments to NEOs under the MIP so that our Company provides meaningful rewards to executive officers for superior performance, makes smaller payments if our Company achieved financial performance levels that satisfy the target levels, and does not make incentive payments if our Company does not achieve threshold financial performance levels established for each fiscal year. The Compensation Committee has discretionary authority under the MIP to recommend an incentive award greater or less than the potential bonus as calculated under the MIP.

For the CEO, as set forth in his employment agreement, 100% of the potential award is based upon achievement of budgeted consolidated net income from continuing operations. For the NEOs other than the CEO, 70% of the participant’s award is based upon achievement of budgeted consolidated net income from continuing operations, with the remaining 30% based upon achievement of personal goals tailored to the responsibilities of the participant’s position. The Compensation Committee believes that it is appropriate for 100% of the CEO’s potential award to be based upon the quantitative financial goal because of the nature of the CEO’s company-wide responsibilities in comparison to the more specific responsibilities of the other NEOs.

The Compensation Committee believes that budgeted consolidated net income from continuing operations is the preferred target for our Company because it reflects the ongoing performance expectations developed by the Board of Directors and management for the Company. The annual budget is initially developed by management, and is finalized based upon interaction between the Board and management, with the Board holding final authority. Though no MIP award was earned by any NEO with respect to fiscal 2007, the budgeted consolidated net income from continuing operations targets established by the Compensation Committee generally have been met by management in recent years.

In September 2008, the Compensation Committee determined that management had achieved its financial goal under the MIP (budgeted consolidated net income from continuing operations), and the Compensation Committee further reviewed the extent to which participants had achieved their personal goals. The Compensation Committee approved MIP awards based on such achievements in conformance with the MIP, though the Compensation Committee exercised its negative discretion to eliminate an award for fiscal 2008 in the case of one NEO. Currently, based on historical achievements, the Company believes that it is more likely than not that the NEOs will earn awards under the 2009 MIP. However, any expectation regarding a payout at this time is not certain.

Long-Term Incentives — Equity Plans

Both the Compensation Committee and the Board believe that our Company should have the capacity and flexibility to provide meaningful equity-based incentive awards to our current and new employees and directors in order to encourage them to join and to remain with our Company and to further motivate them to help increase stockholder value. In the past, our Company has granted stock options pursuant to equity plans in furtherance of these objectives. Our 1992 Stock Option Plan expired in November 2002. Until March 2008, our Company did not have a stockholder-approved plan from which we could grant stock options or other equity-based awards to our employees or directors.

In August 2000, the Board adopted the 2000 Stock Plan (“2000 Stock Plan”), which authorized grants of awards of common stock to employees (other than directors and officers, as defined in the 2000 Stock Plan) or persons who provide consulting or other services as independent contractors to our Company. The 2000 Stock Plan did not require approval by our stockholders and was not approved by the stockholders when it was adopted by the Board. In November 2007, the Compensation Committee determined that all future grants of equity-based compensation by our Company should be made only pursuant to stockholder-approved plans. Accordingly, in November 2007 the Compensation Committee amended the 2000 Stock Plan to provide that no future option grants will be made pursuant to that plan unless our stockholders approve an amendment to the plan to permit future option grants.

As discussed under “Retention of Compensation Consultant,” above, in July 2007 the Compensation Committee engaged Watson Wyatt to provide certain consulting services, including the analysis and proposal of a long-term incentive plan that would provide our Company with the ability to grant equity-based awards to our employees and directors. Watson Wyatt’s report highlighted recent trends in the types of stock-based compensation granted to employees and directors, as well as recent changes in accounting rules for publicly held companies that have resulted in publicly-held companies using a wider variety of stock-based compensation for employees and directors.

After considering Watson Wyatt’s recommendations, the Compensation Committee determined that it would be in our stockholders’ best interests for our Company to adopt a new stockholder-approved plan that provides our Company with (a) a sufficient number of authorized shares to enable us to make equity-based awards to key employees and directors, and (b) the flexibility to issue a variety of stock-based compensation vehicles to our employees and directors that reflect evolving “best practices” with respect to stock-based compensation. The Compensation Committee believes that the 2008 Stock Plan provides a means through which our Company and its subsidiaries can achieve the goals the Compensation Committee has set for equity compensation, as described above.

The 2008 Stock Plan includes a number of features that the Compensation Committee and the Board believe are consistent with the interests of our Company’s stockholders and that reflect the current “best practices” with respect to equity-based compensation. These features include the following:

•

Limited Dilution to Existing Stockholders. An aggregate of 1,000,000 shares of our common stock are authorized for issuance under the 2008 Stock Plan. This amount represents approximately 4.0% of the number of shares of our common stock that currently are outstanding. In addition, during any fiscal year of our Company we cannot grant awards representing more than 3.0% of our issued and outstanding shares of common stock as of the last day of the preceding fiscal year.

•

Performance-Based Requirement for Restricted Stock and RSUs. Generally, awards consisting of shares of restricted stock or RSUs granted to employees can only be earned based on the attainment of one or more performance goals.

•

Minimum Vesting and Performance Periods on Awards. Options and SARs granted under the 2008 Stock Plan are subject to a minimum vesting period of at least one year, and performance-based awards will be subject to a performance period of at least one year.

•

Double-Trigger Accelerated Vesting Provisions Upon Termination Following a Change in Control. In general, the vesting of a participant’s awards following a Change in Control (as defined) will be accelerated only if the participant’s employment is terminated without Cause (as defined) within one year of a Change in Control. This provision protects the participants’ interests in their awards while limiting situations in which a participant might voluntarily leave our Company following a Change in Control and trigger accelerated vesting of his or her awards.

•

Consultants and Independent Contractors Are Not Eligible to Receive Awards. Only employees of our Company or its subsidiaries and non-employee directors of our Company are eligible to receive awards under the 2008 Stock Plan. Excluding consultants and independent contractors from eligibility to receive awards ensures that the persons who are most responsible for the success of our Company — our employees and non-employee directors — will be the only persons eligible to receive awards under the 2008 Stock Plan.

•	Other Provisions.

•	Awards cannot be repriced without stockholder approval.

•	The exercise prices of options and SARs must not be lower than the fair market value of our common stock on the grant date.

The Compensation Committee currently anticipates that it will only make grants of (a) performance-contingent RSUs and stock-settled SARs to employees under the 2008 Stock Plan, and (b) RSUs to non-employee directors under the 2008 Stock Plan. Although it currently has no plans to grant other types of awards under the 2008 Stock Plan, the Compensation Committee may grant other types of awards in the future if it determines that it would be beneficial to our Company and its stockholders to do so. However, the Committee does not intend to grant stock options under the 2008 Stock Plan to Mr. Brucker and Ms. Ponczak, each of whom is a party to a change in control agreement that provides for single trigger vesting of stock options (but not other forms of equity awards) in the event of a change in control, absent a waiver of such provision. In addition, at the recommendation of Watson Wyatt, the Compensation Committee has determined that no grants of any awards will be made to the CEO unless his employment agreement is amended to reduce current cash compensation in a manner consistent with industry comparables.

In August 2008, the Compensation Committee made the following grants of performance-contingent RSUs and Stock Settled SARs to the NEOs other than Mr. Brucker:

NEO	Amount of RSUs (1)	Amount of SARs (2)
Kristine B. Ponczak	20,000	20,000
Brian O. Allery	15,000	15,000
Donna Berlinski	3,000	3,000

(1)	Subject to continued service and the achievement of consolidated budgeted net income from continuing operations for fiscal 2009 as determined by the Board of Directors, the RSUs vest in three annual installments.
(2)	Subject to continued service, the SARs vest and become exercisable in three annual installments and are settled in stock.

In determining the size and terms of such grants, management made an initial recommendation based on general guidance from Watson Wyatt. The Compensation Committee then considered various factors, including its subjective determination regarding the relative merits of cash and equity compensation in furtherance of the Company’s overall objectives, the appropriate size of the pool of award recipients with respect to the initial grants under the 2008 Stock Plan, and the advice of Watson Wyatt. Ultimately, the Compensation Committee, in consultation with management, decided that it was appropriate to award equity grants to a broader base of employees, and reduced the size of certain awards from those reflected in management’s initial recommendations to accommodate a broader-based group of award recipients.

The grants made in August 2008 are not necessarily indicative of the size or type of awards that the Company may grant to the NEOs under the 2008 Stock Plan in the future. In making future grants, the Compensation Committee may consider the factors noted in the preceding paragraph, as well as Company and individual performance, comparative compensation for the NEOs and the value of already outstanding awards. The Compensation Committee believes that a mix of equity and cash compensation aligns the interests of management and stockholders by focusing employees and management on increasing stockholder value.

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

The Company provides the NEOs with life insurance and short- and long-term disability benefits at an enhanced level compared to what is provided for other employees, as well as physical evaluations. Additionally, the NEOs are provided director/officer liability insurance coverage and are parties to indemnity agreements with the Company. See the Summary Compensation Table for details regarding the perquisites provided in fiscal 2008.

Change in Control Agreements

The Compensation Committee believes that the Company’s use of change in control agreements should be limited to the positions of CEO and CFO. The Compensation Committee has selected those positions because of the importance of such positions to the Company and the vulnerability typically associated with such positions in a change in control environment. Accordingly, the Company is a party to only two change in control agreements (with the CEO and the CFO). The agreements provide certain benefits to the NEOs if each of two triggering events occur: (i) a change in control, and (ii) the termination of the NEO’s employment by the Company without cause (or by the executive for good reason) within 24 months after the change in control. See “Potential Payment Upon Termination or Change in Control,” below.

The Compensation Committee believes that these change in control arrangements are an important part of overall compensation for the CEO and CFO because they will assist the Company in maximizing stockholder value by allowing such persons to participate in an objective review of any proposed transaction and whether such proposal is in the best interest of the stockholders, notwithstanding any concern the executive might have regarding the executive’s continued employment prior to or following a change in control.

Employment Agreements

The Company has entered into employment agreements with certain members of its senior management, including each of the NEOs (with the exception of Ms. Berlinski). Each of these agreements provides for certain payments and other benefits upon termination of the NEO’s employment under certain circumstances. During the term of the severance payments, these agreements prohibit the NEO from disclosing the Company’s confidential information and from engaging in certain competitive activities or soliciting the Company’s employees, customers, potential customers, or acquisition prospects. See “Executive Compensation — Employment Agreements,” below for further discussion. A NEO will forfeit his or her right to receive post-termination compensation if he or she breaches these or other restrictive covenants in their employment agreement. The Compensation Committee believes that these severance arrangements are important as a recruitment and retention device, and that the arrangements support important post-employment restrictions.

In June 2008, the Compensation Committee reviewed the Company’s history and philosophy regarding executive employment agreements, severance arrangements, restrictive covenants, and related matters. The committee expressed its initial preference that the Company should restrict its use of executive employment agreements in the future, subject to the development of alternatives regarding severance arrangements and restrictive covenants as appropriate to specific positions.

The Effects of Regulatory Requirements on NEO Compensation

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that compensation in excess of $1,000,000 paid to the CEO or to any of the most highly compensated executive officers of a public company that are deemed to be a covered person pursuant to IRS Notice 2007-49 will not be deductible for federal income tax purposes unless such compensation is paid pursuant to one of the exceptions set forth in Section 162(m). During fiscal 2008, only the CEO’s compensation was high enough to be subject to Section 162(m). The Compensation Committee attempts to structure the NEO compensation programs such that compensation paid will be tax deductible by the Company whenever that is consistent with the Company’s compensation philosophy. The deductibility of some types of compensation payments, however, can depend upon the timing of an executive’s vesting or exercise of previously granted rights. Interpretations of, and changes in, applicable tax laws and regulations, as well as other factors beyond the Company’s control, also can affect deductibility of compensation.

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

Of the compensation paid to each of the NEOs in fiscal 2008, $1,482,529 was not deductible by the Company under Section 162(m). The Company currently has net operating losses available to offset any such excess for tax purposes, though there can be no certainty that these net operating losses can be fully utilized to offset all future nondeductible payments.

From July 2007 to December 2007, Henry G. Walker, a member of the Compensation Committee, provided certain consulting services to the Company. Although the compensation received by Mr. Walker for his services was de minimis, Mr. Walker is not currently an “outside director” for purposes of Section 162(m). Accordingly, Mr. Walker abstains from voting on any matters on which his current status would have an adverse effect on the Company.

Nonqualified Deferred Compensation. If an executive is entitled to nonqualified deferred compensation that is subject to Section 409A of the Internal Revenue Code and such arrangement does not comply with Section 409A, the executive will be taxed on the benefits when they vest (even if not distributed), and will be subject to an additional 20% federal income tax and interest. While the final Treasury Regulations on Section 409A do not become effective until January 1, 2009, the Company believes that it operates and administers its NEO compensation arrangements in accordance with a reasonable good faith interpretation of the statutory provisions, proposed regulations, and other guidance from the Internal Revenue Service.

Excess Parachute Payments. Sections 280G and 4999 of the Internal Revenue Code limit the Company’s ability to take a tax deduction for certain “excess parachute payments” (as defined in Sections 280G and 4999) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance from the Company in connection with a change in control. The Compensation Committee considers tax issues and other competitive factors when it structures post-termination compensation payable to the NEOs and generally seeks to avoid the adverse tax liabilities imposed by Sections 280G and 4999. The potential adverse tax consequences to the Company and/or the executive, however, are not necessarily determinative factors in such decisions.

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

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee of the Board of Directors oversees our compensation program on behalf of the Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, through any general statement incorporating by reference in its entirety the Annual Report on Form 10-K in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

Members of the Compensation Committee

Earl P. Holland, Chair

Henry G. Walker

Christopher S. Shackelton

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

At the fiscal year ended June 30, 2008, our Compensation Committee consisted of Mr. Holland (chair), Mr. Walker and Mr. Shackelton, currently directors of the Company. Beginning March 27, 2008, Mr. Conrad served as the chair of the Compensation Committee until his appointment as Chairman of the Board of Directors, which was effective July 1, 2008. In addition, prior to March 27, 2008, Mary Anne Carpenter served as the chair of the Compensation Committee. In fiscal 2008, none of our executive officers served as a director or member of the compensation committee of another entity, where an executive officer of such entity served as our director.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following table sets forth the compensation of our Chief Executive Officer, Chief Financial Officer, our three other most highly compensated executive officers who held such positions at June 30, 2008, and the former Corporate Vice President and former Senior Vice President due to the fact such individuals held those positions during a portion of fiscal 2008.

Summary Compensation Table

Name and Principal Position at Year-end	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation (1)	All Other Compensation ($) (2)		Total ($)
Jack E. Brucker	2008	1,253,059	—	1,229,470	—		2,482,529
Chief Executive Officer and President	2007	1,236,004	—	—	10,751	(3)	1,246,755

Kristine B. Ponczak	2008	310,000	—	193,600	11,274	(4)	514,874
Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2007	272,692	—	—	10,306	(5)	282,998

Brian O. Allery	2008	206,885	—	142,175	—		349,060
Senior Vice President and Chief Administrative Officer

Donna Berlinski	2008	168,157	10,000	108,900	—		287,057
Vice President, Principal Accounting Officer and Controller

Kurt M. Krumperman (6)	2008	250,000	—	—	19,898	(7)	269,898
Senior Vice President of Federal Affairs and Strategic Initiatives	2007	244,708	—	—	22,454	(8)	267,162

Gregory A. Barber (9)	2008	220,385	—	—	—		220,385
Corporate Vice President	2007	218,225	—	—	—		218,225

Barry D. Landon (10)	2008	40,408	—	—	268,592	(11)	309,000
Senior Vice President	2007	309,000	—	—	14,777	(12)	323,777

(1)	This column reflects the amounts earned by the NEOs under the MIP with respect to fiscal 2008.
(2)	Unless otherwise noted, all other compensation did not exceed $10,000 in value.
(3)	Includes Company match under 401(k) plan of $4,200 and a Company sponsored executive medical assessment in the amount of $6,551.
(4)	Includes Company match under 401(k) plan of $4,400, life and disability insurance premium paid for by the Company in the amount of $4,121 and a Company sponsored executive medical assessment in the amount of $2,753.
(5)	Includes Company match under 401(k) plan of $3,575, life and disability insurance premium paid for by the Company in the amount of $2,905 and a Company sponsored executive medical assessment in the amount of $3,826.
(6)	As of the last business day of fiscal 2008, June 30, 2008, Mr. Krumperman was employed by the Company. Pursuant to notice given September 22, 2008, the Company terminated the employment of Mr. Krumperman without cause.
(7)	Includes Company match under 401(k) plan of $4,400, life and disability insurance premium paid for by the Company in the amount of $9,560, a Company sponsored executive medical assessment in the amount of $4,048 and the use of a Company car for personal use valued at $1,890.
(8)	Includes Company match under 401(k) plan of $4,200, life and disability insurance premium paid for by the Company in the amount of $8,458, a Company sponsored executive medical assessment in the amount of $2,821 and the use of a Company car for personal use valued at $6,975.

(9)	Pursuant to notice given May 30, 2008, the Company terminated the employment of Mr. Barber without cause.
(10)	Pursuant to notice given July 30, 2007, the Company terminated the employment of Mr. Landon without cause.
(11)	Represents amounts paid to Mr. Landon during fiscal 2008, including severance pursuant to the terms of his employment agreement, life and disability premiums paid by the Company and use of a Company car for personal use.
(12)	Includes life and disability insurance premium paid for by the Company in the amount of $12,827 and the use of a Company car for personal use valued at $1,950.

Grants of Plan-Based Awards (Fiscal 2008)

The following table summarizes the potential awards granted to each of the NEOs under the MIP with respect to fiscal 2008.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($) (2)	Target ($)	Maximum ($)
Jack E. Brucker	– 0 –	1,016,091	1,587,643
Kristine B. Ponczak	– 0 –	160,000	240,000
Brian O. Allery	– 0 –	117,500	176,250
Donna Berlinski	– 0 –	90,000	135,000
Kurt M. Krumperman (3)	– 0 –	125,000	187,500
Gregory A. Barber (4)	N/A	N/A	N/A
Barry D. Landon (5)	N/A	N/A	N/A

(1)	Represents threshold, target and maximum possible payouts for fiscal 2008 under the MIP, which is the Company’s only non-equity incentive plan for its NEOs.
(2)	Pursuant to the terms of the MIP, no award is payable unless 100% of the quantitative goal has been met. See the discussion under “Compensation Discussion and Analysis — Elements of Compensation Program — Short-Term Incentives — Management Incentive Plan.”
(3)	As of the last business day of fiscal 2008, June 30, 2008, Mr. Krumperman was employed by the Company. Pursuant to notice given September 22, 2008, the Company terminated the employment of Mr. Krumperman without cause.
(4)	Pursuant to notice given May 30, 2008, the Company terminated the employment of Mr. Barber without cause.
(5)	Pursuant to notice given July 30, 2007, the Company terminated the employment of Mr. Landon without cause.

With respect to the figures noted above in the table, the payouts under the MIP for fiscal 2008 were based upon budgeted consolidated net income from continuing operations. See the discussion under “Compensation Discussion and Analysis — Elements of Compensation Program — Short-Term Incentives — Management Incentive Plan.” Based on the Company’s audited financial statements, the Compensation Committee determined in September 2008 that the Company had exceeded target performance goals under the MIP for fiscal 2008, in which circumstance the MIP provides for incentive payments in a scaled amount between the target and maximum levels shown in the table above. Accordingly, the NEOs earned the amounts shown under the heading “Non-Equity Incentive Plan Compensation” on the Summary Compensation Table.

OPTION GRANTS AND STOCK AWARDS

There were no options or stock awards granted to the NEOs in the 2008 fiscal year. See “Compensation Discussion and Analysis — Elements of Compensation Program — Long-Term Incentives — Equity Plans” for a discussion regarding stock awards made in fiscal 2009.

Employment Agreements.

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

Mr. Brucker’s employment agreement was amended in February 2008 primarily to reflect applicable provisions of Section 409A of the Internal Revenue Code of 1986, as amended. If Section 409A is deemed to apply, severance payments otherwise due to Mr. Brucker upon termination of employment will be deferred for six months except to the extent permitted by Section 409A. The deferred portion will be paid in a lump sum as promptly as practicable following the expiration of the six month period. The amendment further provides that exclusion of Mr. Brucker from participation in the 2008 Stock Plan will not constitute “good reason” for Mr. Brucker to terminate the employment agreement.

Kristine B. Ponczak: In February 2008, we entered into an amended and restated employment agreement with Kristine B. Ponczak. The agreement provides for an annual review of the employee’s base salary, and provides that the base salary may not be reduced by more than 10% unless such reduction is part of an across the board reduction affecting similarly-situated executives. The agreement continues until terminated by one of the parties or by mutual agreement, and expires automatically upon the employee’s death or disability. The employee is entitled to participate in the MIP with the potential to earn a cash bonus, subject to achievement of net income from operational targets and individual goals. The agreement restricts the employee from competing against us after termination for a period of two years.

If we terminate the employment agreement without cause or on the basis of the employee’s disability, or if the employee terminates the agreement for good reason, the employee will receive the then effective base salary and other benefits provided by the employment agreement for a period of 24 months (12 months in the event of disability). If such termination occurs more than six months after the commencement of the fiscal year, the employee will also receive a prorated portion of the cash bonus payable under the MIP with respect to such year, if any. If the employee terminates the employment agreement without good reason or if we terminate the employment agreement for cause, severance benefits are not payable. If Section 409A is deemed to apply, severance payments otherwise due to Ms. Ponczak upon termination of employment will be deferred for six months except to the extent permitted by Section 409A. The deferred portion will be paid in a lump sum as promptly as practicable following the expiration of the six month period.

Brian O. Allery: We entered into an employment agreement with Brian O. Allery, Senior Vice President and Chief Administrative Officer, in March 2005. The agreement provides for an annual review of the employee’s base salary, and provides that the base salary may not be reduced by more than 10% unless such reduction is part of an across the board reduction affecting similarly-situated executives. The agreement continues until terminated by one of the parties or by mutual agreement, and expires automatically upon the employee’s death or disability. The employee continues to be entitled to participate in the MIP with the potential to earn a cash bonus, subject to achievement of net income from operational targets and individual goals. If we terminate the employment agreement without cause or on the basis of such employee’s disability, the employee will receive the then effective base salary and healthcare benefits provided by such employment agreement for a period of 24 months (12 months in the event of disability). If the employee resigns or retires, or if we terminate the employment agreement for cause, severance benefits are not payable. The agreement restricts the employee from competing against the Company after termination for a period of two years.

Management Incentive Plan.

The MIP is an annual cash incentive plan for key executives and employees of the Company. At the beginning of each fiscal year, performance goals are created between the Company and the participant that document each of the participant’s accountabilities and define levels of performance on those accountabilities. See “Compensation Discussion and Analysis — Short-Term Incentives — Management Incentive Plan.”

On June 7, 2007, the Board of Directors adopted an amended and restated MIP for fiscal 2008. For fiscal 2008, potential MIP payments were adjusted ratably for achievement between 100% (formerly 90%) and 150% of the applicable budgeted target, and no award would be paid for achievement below 100% (formerly 90%) of the applicable budgeted target. For performance during fiscal 2008, award opportunities varied from 80% to 125% of the participant’s base salary at the CEO level; 50% to 75% of the participant’s base salary at the senior or executive vice president level; and 45% to 67.5% of the participant’s base salary at the group president and corporate vice president level.

The amended and restated MIP for fiscal 2008 also clarified that no MIP award would be paid to corporate executives or regional group presidents for achievement of personal goals unless the corporate or regional financial goal was achieved. The MIP also provided that participants’ personal goals would be measured on a fiscal year basis instead of a calendar year basis, as previously provided. This revision brought the measurement period for personal goals into alignment with the measurement period for quantitative financial goals.

Officer Benefits and Perquisites.

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

OPTION HOLDINGS

The following table represents certain information with respect to the options held by the NEOs as of June 30, 2008.

Outstanding Equity Awards at Fiscal Year-End (Fiscal 2008)

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Jack E. Brucker	14,000	—	—	7.125	8/31/2008
	25,000	—	—	8.000	4/15/2009
	21,000	—	—	7.813	7/29/2009
	200,000	—	—	2.000	4/20/2010
	125,000	—	—	0.840	7/2/2011

Kristine B. Ponczak	3,750	—	—	7.125	8/31/2008
	5,000	—	—	7.813	7/29/2009
	15,000	—	—	1.500	8/21/2010
	15,000	—	—	0.390	12/17/2011
	20,000	—	—	2.000	10/24/2012

Brian O. Allery	1,500	—	—	7.813	7/29/2009

Donna Berlinski	3,750	—	—	7.813	7/29/2009

Kurt M. Krumperman (2)	10,000	—	—	7.125	8/31/2008
	15,000	—	—	7.813	7/29/2009

Gregory A. Barber (3)	—	—	—	—	—

Barry D. Landon (4)	—	—	—	—	—

(1)	All outstanding options held by the NEOs are completely vested. There were no stock awards during fiscal 2008 to the NEOs. For a description of stock awards granted to the NEOs in fiscal 2009, see “Compensation Discussion and Analysis — Elements of Compensation Program — Long Term Incentive — Equity Plans.”
(2)	Pursuant to notice given September 22, 2008, the Company terminated the employment of Mr. Krumperman without cause.
(3)	Pursuant to notice given May 30, 2008, the Company terminated the employment of Mr. Barber without cause.
(4)	Pursuant to notice given July 30, 2007, the Company terminated the employment of Mr. Landon without cause.

Option Exercises and Vesting of Stock-Based Awards During Fiscal 2008

The following table provides information with respect to aggregate option exercises during the last fiscal year for each of the applicable NEOs. No stock awards vested during the last fiscal year for any of the NEOs.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Barry D. Landon (1)	70,000	182,700

(1)	Pursuant to notice given July 30, 2007, the Company terminated the employment of Mr. Landon without cause.

PENSION BENEFITS

We do not have any plan that provides for payments or other benefits at, following, or in connection with retirement for any of the NEOs.

NONQUALIFIED DEFERRED COMPENSATION

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified for any of the NEOs.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

This section describes benefits that would be payable to our NEOs upon a change of control of the Company or following termination of employment under their applicable employment agreements, applicable change of control agreements and various benefit plans. Due to a number of factors, including the closing stock price of the Company and the applicable named executive’s compensation as of such date, that will affect the nature and amount of any benefits provided to the NEO, actual amounts payable upon termination or a change of control may vary from those described below. Payment of post-employment benefits under each applicable NEO employment agreement is subject to compliance with non-competition, non-solicitation and confidentiality obligations as described above under the heading “Employment Agreements.” The benefits described below are in addition to benefits generally available to full-time salaried employees, such as accrued vacation benefits and distributions under the Company’s 401(k) savings plan.

The following table sets forth the termination and/or change of control benefits payable to NEOs, assuming termination of employment on June 30, 2008, the last business day of our most recent fiscal year. Due to the number of factors that will affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different and are subject to the actual terms of the applicable agreements. Factors that could affect these amounts include the facts surrounding the event, the timing during the year of any such event and the Company’s stock price. See “Executive Compensation — Employment Agreements” above.

Name	Severance (Salary) ($) (1)		Severance (Bonus) ($)	Acceleration of Unvested Option Awards ($)	Health and Welfare Benefits ($) (1)		Total ($)
Jack E. Brucker
• Retirement/ Death	—		—	—	—		—
• Disability	4,465,895	(2)	—	—	17,345	(2)	4,483,240
• Termination w/o Cause or for Good Reason	4,465,895	(2)	—	—	17,345	(2)	4,483,240
• Termination w/o Cause or for Good Reason after Change in Control	8,129,432	(3)	—	—	17,345	(2)	8,146,777

Kristine B. Ponczak
• Retirement/ Death	—		—	—	—		—
• Disability (4)	303,936		—	—	9,734		313,670
• Termination w/o Cause (5)	580,110		—	—	18,578		598,688
•Termination w/o Cause or for Good Reason after Change in Control	1,011,764	(6)	—	—	18,578		1,030,342

Brian O. Allery
• Retirement/ Death	—		—	—	—		—
• Disability (4)	223,203		—	—	3,013		226,216
• Termination w/o Cause (5)	426,018		—	—	5,752		431,770
• Termination w/o Cause after Change in Control	426,018		—	—	5,752		431,770

Donna Berlinski
• Retirement/ Death	—		—	—	—		—
• Disability (4)	—		—	—	—		—
• Termination w/o Cause (5)	—		—	—	—		—
• Termination w/o Cause after Change in Control	—		—	—	—		—

Kurt M. Krumperman (8)
• Retirement/ Death	—		—	—	—		—
• Disability (4)	237,450		—	—	6,175		243,625
• Termination w/o Cause (5)	453,211		—	—	11,784		464,995
• Termination w/o Cause or for Good Reason after Change in Control	888,001	(7)	—	—	11,784		899,785

Gregory A. Barber (9)	456,187		—	—	22,740		478,927

Barry Landon (10)	618,000		—	—	6,346		624,346

(1)	Unless otherwise noted, represents the estimated present value of the benefits that would be payable to the NEO over the applicable period of time in which the NEO would receive such benefits.
(2)	Assuming a termination date of June 30, 2008, Mr. Brucker would be eligible to receive his then current base salary and the continuation of health and welfare benefits for a period of 42 months after the termination date.

(3)	Assuming a termination date of June 30, 2008, following a change in control, represents the amount that Mr. Brucker would be entitled to receive under the terms of his employment agreement and change in control agreement, which is reduced by the amount in excess of the safe harbor set forth in Internal Revenue Code Section 280G.
(4)	Assuming a termination date of June 30, 2008, the NEO would be eligible to receive his or her then current base salary and the continuation of his or her health and welfare benefits for a period of 12 months after the termination date.
(5)	Assuming a termination date of June 30, 2008, the NEO would be eligible to receive his or her then current base salary and the continuation of his or her health and welfare benefits for a period of 24 months after the termination date.
(6)	Assuming a termination date of June 30, 2008, following a change in control, represents the amount that Ms. Ponczak would be entitled to receive under the terms of her employment agreement and change in control agreement, which is reduced by the amount in excess of the safe harbor set forth in Internal Revenue Code Section 280G.
(7)	Assuming a termination date of June 30, 2008, following a change in control, represents the amount that Mr. Krumperman would be entitled to receive under the terms of his employment agreement and change in control agreement.
(8)	As of the last business day of fiscal 2008, June 30, 2008, Mr. Krumperman was employed by the Company. Pursuant to notice given September 22, 2008, the Company terminated the employment of Mr. Krumperman, without cause.
(9)	Pursuant to notice given May 30, 2008, the Company terminated the employment of Mr. Barber without cause. Represents, at the time of his termination, the actual severance and other benefits that Mr. Barber will receive under his employment agreement.
(10)	Pursuant to notice given July 30, 2007, the Company terminated the employment of Mr. Landon without cause. Represents, at the time of his termination, the actual severance and other benefits that Mr. Landon will receive under his employment agreement.

The Company is a party to Change in Control Agreements with Mr. Brucker and Ms. Ponczak. Prior to his termination, Mr. Krumperman was also a party to a Change in Control Agreement with the Company. The Change in Control Agreement provides for what is commonly referred to as a “double-trigger,” which requires both (1) a “change in control,” and (2) the termination of such person’s employment before any benefits under the agreement are received.

Upon the occurrence of such a double trigger, the change of control agreements provide that such persons will receive a sum equal to (A) 200% of (i) the applicable annual base salary, and (ii) the amount of incentive compensation paid or payable to such person during the calendar year preceding the calendar year in which the change of control occurs, plus (B) the full amount of any payments due under their respective employment agreements. In all cases, the change of control agreement caps the aggregate amount of post-termination payments such person may receive under the change in control and employment agreements at an amount equal to 2.99 times the amount of annualized includable compensation received by such person as determined under the Internal Revenue Code. Accordingly, amounts otherwise payable under the change of control agreement may be reduced by severance or other amounts we pay such executive under their applicable employment agreements.

If an agreement is entered into that will result in a change in control, the agreements provide that the exercisability of any unvested stock options will be accelerated prior to the completion of the change in control. No unvested options are held by any NEO that is a party to a change in control agreement. While the change of control agreements also provide for post-termination health and other benefits under certain circumstances, such benefits will be reduced or eliminated to the extent they are otherwise provided under the applicable employment agreement.

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

For purposes of the change of control agreement, “good reason” includes a reduction of duties and/or salary or the surviving entity’s failure to assume the executive’s employment and change of control agreement, and a “change of control” includes (i) the acquisition of beneficial ownership by certain persons, acting alone or in concert with others, of 30% or more of the combined voting power of our then-outstanding voting securities; (ii) during any two-year period, our Board members at the beginning of such period cease to constitute at least a majority thereof (except that any new Board member approved by at least two-thirds of the Board members then still in office, who were directors at the beginning of such period, is considered to be a member of the current Board); or (iii) approval by our stockholders of certain reorganizations, mergers, consolidations, liquidations, or sales of all or substantially all of our assets.

If Section 409A is deemed to apply, severance payments otherwise due under the change in control agreements will be deferred for six months except to the extent permitted by Section 409A. The deferred portion will be paid in a lump sum as promptly as practicable following the expiration of the six month period. The Company entered into amendments to its change of control agreements in regard to Section 409A with Mr. Brucker and Ms. Ponczak in February 2008.

DIRECTOR COMPENSATION AND OTHER INFORMATION

Officers who serve on the Board of Directors receive no additional compensation for serving on the Board. In February 2008, the Board (upon the recommendation of the Compensation Committee) approved a new compensation program for non-employee directors, which includes the following elements:

•	Annual cash retainer of $40,000;

•	Our Chairman receives an additional annual retainer of $50,000;

•	The chair of the Audit Committee receives an additional annual retainer of $15,000, and all other committee chairs receive an additional annual retainer of $10,000;

•

Cash fee of $2,000 for each Board or committee meeting attended in person, and $1,000 for each Board or committee meeting attended by telephone, provided that only one cash fee will be paid in the event of multiple meetings held during the regular quarterly two-day Board and committee meetings;

•	Retainers and meeting fees are paid monthly in arrears;

•	Reasonable expenses of the directors are reimbursed in accordance with our policies;

•	Initial grant of 10,000 restricted stock units (“RSUs”) upon first election or appointment as a non-employee director; and

•

Annual grant of 6,500 RSUs on the date of the annual meeting of stockholders for each non-employee director (other than a non-employee director who is first elected or appointed to serve on the date of the annual meeting) who continues to serve on the Board immediately following such meeting.

The RSUs initially granted to non-employee directors vest as follows: (i) 3,000 RSUs vest one year from the date of grant, (ii) 3,000 RSUs vest two years from the date of grant, and (iii) 4,000 RSUs vest three years from the date of grant, provided in each case that the participant continues to serve as a non-employee director of our

Company. The RSUs granted annually to non-employee directors, and the RSUs initially granted to non-employee directors whose initial service begins on the date of an annual meeting of stockholders, vest as follows: (i) 2,000 RSUs vest on the date of the first annual meeting of stockholders following the date of grant, (ii) 2,000 RSUs vest on the date of the second annual meeting of stockholders following the date of grant, and (iii) 2,500 RSUs vest on the date of the third annual meeting of stockholders following the date of grant, provided in each case that the participant continues to serve as a non-employee director of our Company until such annual meeting date.

The revised compensation schedule was effective April 1, 2008, and was not applicable to Board members whose service on the Board was slated to conclude pursuant to the Settlement Agreement.

The Board of Directors approved stock ownership and retention guidelines for our non-employee directors effective February 2008. The Board adopted these guidelines in order to encourage our non-employee directors to acquire and retain ownership of a significant number of shares of our common stock while they serve as our directors. Under the guidelines, during their service on the Board, each non-employee director is expected to achieve and maintain an ownership interest in our common stock either (a) having a value equal to three times his or her base annual cash retainer for service on the Board, or (b) equal to at least 30,000 shares of our common stock.

•

Non-employee directors are expected to achieve compliance with the guidelines within five years of the date on which the guidelines were adopted or, if later, five years from the date of the non-employee director’s initial election to the Board.

•

Within one year of the date the policy was adopted, non-employee directors are expected to own a minimum of 3,000 shares that are not subject to any vesting requirements (e.g., shares purchased on the open market or otherwise owned outright and free of restrictions).

For purposes of the guidelines, “ownership” includes 100% of the value or number of shares of the following:

•	Unvested restricted shares or RSUs granted under the non-employee director compensation program;

•	Shares of common stock acquired upon the vesting of RSUs or restricted stock, or upon the exercise of stock options; and

•	Shares acquired through open market purchases.

Unexercised stock options (whether or not vested) and shares related to awards transferred as permitted by the 2008 Incentive Stock Plan (the “2008 Stock Plan”) do not count towards the ownership guidelines. Ownership status for calculating compliance with the guidelines will be determined based on the average closing price of our common stock for the most recent twenty (20) trading days prior to the date of determination.

The Board receives an annual update as of June 30 of each year showing each director’s progress towards achieving the guidelines. Directors who are not in compliance with the guidelines are not permitted to dispose of (or otherwise transfer) shares of our stock while serving on the Board. If a director sells stock, then the director will be required to certify whether or not he or she is in compliance with the guidelines as of as of the date of each sale.

The following table sets forth the compensation paid for service in fiscal 2008 to our non-employee directors that continued serving in such capacity following fiscal 2008:

Director Compensation — Fiscal 2008 (1)

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	All Other Compensation ($)		Total ($)
Conrad A. Conrad	114,333	1,604	—		115,937
Eugene I. Davis	15,000	2,405	—		17,405
Earl P. Holland	17,000	2,405	—		19,405
Louis G. Jekel	100,000	—	—		100,000
Christopher S. Shackelton	19,000	2,405	—		21,405
Henry G. Walker	124,501	1,604	17,910	(4)	144,015
Robert E. Wilson	105,500	1,604	—		107,104

(1)	Mary Anne Carpenter and Cor J. Clement retired from the Board effective March 27, 2008 and June 30, 2008, respectively. During their respective tenures with the Board during fiscal 2008, Ms. Carpenter received $88,000 in fees paid in cash, and Mr. Clement received $140,000 in fees paid in cash and $17,360 in consulting fees.
(2)	Represents grants of RSUs pursuant to the 2008 Stock Plan. The RSUs vest over a three year period with one-third vesting on the date of the Annual Meeting of Stockholders for 2008, 2009 and 2010, provided that the director continues to serve on the Board of Directors.
(3)	The amounts in this column reflect the accounting expense recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123(R) during fiscal 2008. The accounting expense for the awards is generally spread over the number of months of service required for the shares subject to the award to vest.
(4)	Represents consulting fees paid during fiscal 2008.

The following table sets forth information regarding outstanding equity awards held by our non-employee directors that continued serving in such capacity following fiscal 2008:

Outstanding Equity Awards at Fiscal Year-End — 2008 (1)

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
	Exercisable	Unexercisable
Conrad A. Conrad	—	—	—	—	6,500	13,130

Eugene I. Davis	—	—	—	—	10,000	20,200

Earl P. Holland	—	—	—	—	10,000	20,200

Louis G. Jekel	2,500	—	11.81	11/19/2008	—	—
	7,500	—	6.44	11/18/2009	—	—
	2,500	—	2.00	12/13/2010	—	—
	2,500	—	0.44	12/18/2011	—	—
	5,000	—	2.24	10/7/2012	—	—

Christopher S. Shackelton	—	—	—	—	10,000	20,200

Henry G. Walker	2,500	—	11.81	11/19/2008	6,500	13,130
	7,500	—	6.44	11/18/2009
	2,500	—	2.00	12/13/2010
	2,500	—	0.44	12/18/2011
	5,000	—	2.24	10/7/2012

Robert E. Wilson	—	—	—	—	6,500	13,130

(1)	Mary Anne Carpenter and Cor J. Clement retired from the Board effective March 27, 2008 and June 30, 2008, respectively. As of June 30, 2008, Mr. Clement held options to purchase 30,000 shares of common stock of the Company with exercise prices from $0.44 to $11.81. As of June 30, 2008, Ms. Carpenter held options to purchase 20,000 shares of common stock of the Company with exercise prices from $0.44 to $11.81.
(2)	Represents grants of RSUs pursuant to the 2008 Stock Plan. The RSUs vest over a three year period with one-third vesting on the date of the Annual Meeting of Stockholders for 2008, 2009 and 2010, provided that the director continues to serve on the Board of Directors.
(3)	Amount is based on closing price of $2.02 per share of common stock of the Company on June 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS AND OFFICERS

The following table sets forth certain information with respect to beneficial ownership of our common stock on October 23, 2008 by (i) each director; (ii) the individuals set forth in the Summary Compensation Table under the section entitled “Executive Compensation”; (iii) all of our directors and executive officers as a group; and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the address of each beneficial owner is c/o Rural/Metro Corporation, 9221 East Via de Ventura, Scottsdale, Arizona 85258.

Name of Beneficial Owner	Amount Beneficially Owned (1)		Percent (2)
Conrad A. Conrad	32,000	(3)	*
Eugene I. Davis	3,000	(3)	*
Earl P. Holland	53,000	(3)	*
Louis G. Jekel	95,963	(4)	*
Christopher S. Shackelton	2,379,617	(3)(15)	9.6%
Henry G. Walker	42,000	(3)	*
Robert E. Wilson	17,240	(5)	*
Jack E. Brucker	673,000	(3)	2.7%
Kristine B. Ponczak	56,762	(6)	*
Brian O. Allery	1,526	(3)
Donna Berlinski	3,946	(3)	*
Kurt M. Krumperman (7)	15,010	(3)	*
Gregory A. Barber (8)	—		*
Barry Landon (9)	2,303	(10)	*
Executive officers and directors as a group (14 persons)	3,375,3671	(11)	13.6%

5% Stockholders:
FMR Corp.	3,694,413	(12)	14.9%
82 Devonshire Street Boston, MA 02109

Accipiter Entities	3,721,647	(13)	14.9%
399 Park Avenue, 38th Floor New York, New York 10022

Stadium Capital Management, LLC	2,813,652	(14)	11.3%
19785 Village Office Court, Suite 101 Bend, OR 97702

Coliseum Capital Management, LLC	2,379,617	(15)	9.6%
825 Third Avenue 36th Floor New York, NY 10022

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock of the Company.
(1)	Except as indicated, and subject to community property laws when applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)

The percentages shown are calculated based upon 24,824,103 shares of common stock outstanding on October 23, 2008. The numbers and percentages shown include the shares of common stock actually owned as of October 23, 2008 and the shares of common stock that the identified person or group had a right to acquire within 60 days after October 23, 2008. In calculating the percentage ownership, shares that the identified person or group had the right to acquire within 60 days after October 23, 2008 are deemed to be outstanding for the purposes of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder.

(3)	Includes shares of common stock issuable pursuant to (a) vested stock options; and (b) RSUs that vest within 60 days of the date of the table above with respect to the following persons: Mr. Conrad, 2,000 RSUs; Mr. Davis, 3,000 RSUs; Mr. Holland, 3,000 RSUs; Mr. Shackelton, 3,000 RSUs, Mr. Walker, 20,000 options and 2,000 RSUs; Mr. Wilson, 2,000 RSUs; Mr. Brucker, 371,000 options; Mr. Allery, 1,500 options; Ms. Berlinski, 3,750 options; and Mr. Krumperman, 15,000 options.
(4)	Includes 75,963 shares of common stock, of which 61,124 are held by the Louis G. Jekel Trust dated July 25, 1996. Also includes 20,000 shares of common stock issuable upon exercise of stock options.
(5)	Includes 10,610 shares of common stock owned by Mr. Wilson’s spouse, for which Mr. Wilson disclaims beneficial ownership.
(6)	Includes 55,000 shares of common stock issuable upon exercise of stock options. Includes 1,762 shares of common stock owned by Ms. Ponczak’s parent, for which Ms. Ponczak disclaims beneficial ownership.
(7)	Pursuant to notice given September 22, 2008, the Company terminated the employment of Mr. Krumperman without cause.
(8)	Pursuant to notice given May 30, 2008, the Company terminated the employment of Mr. Barber without cause.
(9)	Pursuant to notice given July 30, 2007, the Company terminated the employment of Mr. Landon without cause.
(10)	Information is based solely on filings with the SEC by Barry D. Landon.
(11)	Includes options to purchase an aggregate of 496,250 shares of common stock of the Company held by the current officers and directors which are presently exercisable, and 15,000 shares subject to RSUs that will vest and become deliverable within 60 days after October 23, 2008. Also includes securities for which individuals disclaim beneficial ownership.
(12)	Information is based solely on a Schedule 13G, filed on July 11, 2005 with the SEC, which was amended by Amendment No.1 filed on February 14, 2006, Amendment No. 2 filed on February 14, 2007 and Amendment No. 3 filed on February 14, 2008 and was filed jointly by FMR Corp, a parent holding company, Edward C. Johnson III, Fidelity Management & Research Company and Select Medical Delivery.
(13)	Information is based solely on filings with the SEC by Accipiter Life Sciences Fund, LP, Accipiter Life Sciences Fund (Offshore), Ltd., Accipiter Life Sciences Fund II, LP, Accipiter Life Sciences Fund II (Offshore), Ltd., Accipiter Life Sciences Fund II (QP), LP, Accipiter Capital Management, LLC, Candens Capital, LLC and Gabe Hoffman, reporting as a group.
(14)	Information is based solely on a Schedule 13G, filed on April 2, 2008 with the SEC, and was filed jointly by Stadium Capital Partners, L.P. (“SCP”), Stadium Capital Management, LLC, Alexander M. Seaver and Bradley R. Kent reporting their beneficial ownership as a group, except SCP which expressly disclaimed membership in a group.
(15)	Information is based solely on filings with the SEC by Christopher S. Shackelton, on behalf of Coliseum Capital Management, LLC, Coliseum Capital, LLC, and Coliseum Capital Partners, L.P (collectively, “Coliseum”). Coliseum has received a waiver from the company such that it may become beneficial owner of up to 10.9% of the Company’s outstanding common stock without becoming an “acquiring person” as defined in the Company’s stockholder rights plan (such plan is commonly referred to as a “poison pill”).

EQUITY COMPENSATION PLAN INFORMATION

The following table represents securities authorized for issuance under all of our existing equity compensation plans at June 30, 2008, which consists of the following:

•	Rural/Metro Corporation 1992 Stock Option Plan;

•	Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan; and

•	Rural/Metro Corporation 2008 Stock Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c)
Equity compensation plan approved by stockholders:	927,006	$4.63	950,000

Equity compensation plan not approved by stockholders (3):	80,166	$0.80	—

Total	1,007,172	$4.30	950,500

(1)	This includes options to purchase common stock awarded under the 1992 Stock Option Plan and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”), as well as RSUs awarded under the 2008 Stock Plan. For a description of these plans, refer to Note 13 to our consolidated financial statements for the year ended June 30, 2008.
(2)	This weighted average exercise price does not include outstanding RSUs.
(3)	The 2000 Plan did not require stockholder approval, and was not approved by the stockholders when it was originally adopted. Directors and executive officers are not eligible to receive grants under the 2000 Plan. In November 2007, the 2000 Plan was modified to provide that no future option grants will be made pursuant to the 2000 Plan unless stockholders approve an amendment to the 2000 Plan to permit future option grants. At June 30, 2008, there were 485,664 shares of common stock that would have been available for issuance had the 2000 Plan not been amended.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS

There were no related persons transactions in fiscal 2008. The term “related persons transaction” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K.

POLICIES AND PROCEDURES WITH RESPECT TO RELATED PARTIES

In accordance with its written charter, the Audit Committee is responsible for reviewing all related party transactions for potential conflicts of interest situations on an ongoing basis, and the approval of the Audit Committee is required for all such transactions.

INDEPENDENCE OF MEMBERS OF OUR BOARD OF DIRECTORS

The Board of Directors has determined that each of the following members of the Board is “independent,” as defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards: Conrad A. Conrad, Eugene I. Davis, Earl P. Holland, Louis G. Jekel, Christopher S. Shackelton, Henry G. Walker and Robert E. Wilson. Accordingly, a majority of the Board of Directors, and each member of each of the committees appointed by our Board of Directors, is “independent” as defined by Rule 4200(a)(15). In making this determination, our Board of Directors solicited information from each of our directors regarding whether such director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving us, was involved in a debt relationship with us or received personal benefits outside the scope of such person’s normal compensation. Our Board of Directors considered the responses of our directors and determined that none of our directors had any such interest.

Item 14.	Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by PwC for professional services rendered in connection with the audit of our consolidated financial statements, review of our interim consolidated financial information, Sarbanes-Oxley Section 404 requirements, assistance with securities offerings, including the review of related documents, preparation of comfort letters and issuance of consents, totaled $2,687,394 for fiscal 2008 and $2,547,358 for fiscal 2007.

AUDIT-RELATED FEES

PwC did not perform any audit-related services for the Company in fiscal 2008 or fiscal 2007.

TAX FEES

The aggregate fees billed by PwC for professional services rendered in connection with tax planning and tax advice totaled $42,921 for fiscal 2008 and $3,575 for fiscal 2007.

ALL OTHER FEES

The aggregate fees billed by PwC for all other professional services rendered during fiscal 2008 and fiscal 2007 were $1,500 and $1,606, respectively. Such other fees related to the annual license fee for PwC’s accounting research reference service.

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

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

*	Filed herewith.

SIGNATURE

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

By:	/s/ KRISTINE B. PONCZAK
Kristine B. Ponczak Senior Vice President and Chief Financial Officer

November 5, 2008