Form 10-Q
period 2008-09-30
RURAL/METRO CORP /DE/
filed 2008-11-10
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

September 30, 2008

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,349	$15,907
Accounts receivable, net	75,692	76,131
Inventories	8,471	8,456
Deferred income taxes	24,998	22,263
Prepaid expenses and other	19,238	18,946

Total current assets	145,748	141,703

Property and equipment, net	48,142	46,938
Goodwill	37,700	37,700
Deferred income taxes	47,467	50,773
Insurance deposits	941	989
Other assets	15,703	16,108

Total assets	$295,701	$294,211

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,614	$16,147
Accrued liabilities	61,866	55,139
Deferred revenue	22,253	21,901
Current portion of long-term debt	370	374

Total current liabilities	99,103	93,561

Long-term debt, net of current portion	274,251	279,017
Other long-term liabilities	28,897	29,536

Total liabilities	402,251	402,114

Commitments and contingencies (Note 10)
Minority interest	2,493	1,966

Stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,822,726 shares issued and outstanding at both September 30, 2008 and June 30, 2008	248	248
Additional paid-in capital	154,963	154,918
Treasury stock, 96,246 shares at both September 30, 2008 and June 30, 2008	(1,239)	(1,239)
Accumulated other comprehensive loss	(430)	(439)
Accumulated deficit	(262,585)	(263,357)

Total stockholders’ deficit	(109,043)	(109,869)

Total liabilities, minority interest and stockholders’ deficit	$295,701	$294,211

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
Net revenue	$124,426	$117,351

Operating expenses:
Payroll and employee benefits	76,433	74,128
Depreciation and amortization	3,394	3,051
Other operating expenses	29,764	26,890
General/auto liability insurance expense	3,470	3,800
(Gain) loss on sale of assets	(196)	3

Total operating expenses	112,865	107,872

Operating income	11,561	9,479
Interest expense	(7,813)	(7,750)
Interest income	115	142

Income from continuing operations before income taxes and minority interest	3,863	1,871
Income tax provision	(2,239)	(966)
Minority interest	(527)	(505)

Income from continuing operations	1,097	400
Income (loss) from discontinued operations, net of income taxes	(325)	11

Net income	$772	$411

Income (loss) per share:
Basic -
Income from continuing operations	$0.04	$0.02
Income (loss) from discontinued operations	(0.01)	0.00

Net income	$0.03	$0.02

Diluted -
Income from continuing operations	$0.04	$0.02
Income (loss) from discontinued operations	(0.01)	0.00

Net income	$0.03	$0.02

Average number of common shares outstanding - Basic	24,823	24,738

Average number of common shares outstanding - Diluted	24,915	24,988

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2008	24,822,726	$248	$154,918	$(1,239)	$(263,357)	$(439)	$(109,869)
Stock-based compensation expense	—	—	45	—	—	—	45
Comprehensive income, net of tax:
Net income	—	—	—	—	772	—	772

Other comprehensive income, net of tax
Defined benefit pension plan:
Net amortization of prior service cost	—	—	—	—	—	9	9

Other comprehensive income							9

Comprehensive income							781

Balance at September 30, 2008	24,822,726	$248	$154,963	$(1,239)	$(262,585)	$(430)	$(109,043)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$772	$411
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,396	3,140
Accretion of 12.75% Senior Discount Notes	2,328	2,080
Deferred income taxes	565	566
Amortization of deferred financing costs	614	541
Loss on disposal of property and equipment	1	14
Earnings of minority shareholder	527	505
Stock based compensation expense	45	—
Change in assets and liabilities -
Accounts receivable	439	(4,421)
Inventories	(15)	(63)
Prepaid expenses and other	694	459
Insurance deposits	48	(485)
Other assets	(248)	2,840
Accounts payable	(2,009)	988
Accrued liabilities	5,741	1,084
Deferred revenue	352	97
Other liabilities	(639)	191

Net cash provided by operating activities	12,611	7,947

Cash flows from investing activities:
Purchases of short-term investments	—	(5,000)
Sales of short-term investments	—	2,500
Capital expenditures	(4,071)	(2,313)
Proceeds from the sale of property and equipment	—	3

Net cash used in investing activities	(4,071)	(4,810)

Cash flows from financing activities:
Repayment of debt	(7,098)	(5,009)
Distributions to minority shareholders	—	(300)

Net cash used in financing activities	(7,098)	(5,309)

Increase (decrease) in cash and cash equivalents	1,442	(2,172)
Cash and cash equivalents, beginning of period	15,907	6,181

Cash and cash equivalents, end of period	$17,349	$4,009

Supplemental disclosure of non-cash operating activities:
Increase in current assets and accrued liabilities for general liability insurance claim	$986	$—

Increase in accumulated deficit, other liabilities and decrease in deferred taxes upon adoption of FIN 48	$—	$12,826

Supplemental disclosure of non-cash investing activities:
Property and equipment funded by liabilities	$1,368	$12

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

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results of operations for the full fiscal year.

The notes to the accompanying unaudited consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by accounting principles generally accepted in the United States of America. As such, these consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2008.

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three months ended September 30, 2007 reflect certain reclassifications for discontinued operations as described in Note 8. These reclassifications have no effect on previously reported net income (loss). In addition, certain reclassifications have been made to the September 30, 2007 Condensed Consolidating Statement of Cash Flows in order to be comparable to the September 30, 2008 presentation.

(1) Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161, which expands and amends the disclosure requirements of SFAS 133, is intended to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS 141, Business Combinations, establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is the fiscal year beginning July 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 Amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation are accounted for as equity with no gain or loss recognition in the income statement. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. SFAS 160, which is effective for the Company at the beginning of the 2010 fiscal year, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. The Company adopted SFAS 159 on July 1, 2008, and has elected not to measure any financial instruments or other items at fair value as of that date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements; however, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for us on July 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 effective July 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company intends to adopt the provisions of SFAS 157 with respect to its non-financial assets and non-financial liabilities effective July 1, 2009 pursuant to the requirements of FSP 157-2, and is currently evaluating the potential impact on its financial position and results of operations.

(2) Stock Based Compensation

On March 27, 2008, the Company’s stockholders approved the 2008 Incentive Stock Plan (the “2008 Plan”) which provides for the issuance of up to 1.0 million shares of the Company’s common stock as awards to employees, executive officers, and non-employee directors. Awards may be made in different forms including options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). Options and SARs are subject to a minimum vesting period of not less than one year from the grant date. Awards other than options and SARs are subject to a minimum vesting period of not less than three years from the grant date.

During the three months ended September 30, 2008, pursuant to the 2008 Plan, the Company granted 162,500 RSUs and 162,500 SARs to employees of the Company.

The RSUs have a fair value of $1.99 per share based on the closing price of the Company’s common stock on the grant date. Vesting of the RSUs is based on continued service, certain performance metrics and a time based vesting schedule. The grant date fair value of the RSUs is amortized over a graded schedule with the first tranche amortized over the period between the grant date and the expected date the performance condition will be satisfied, and the remaining tranches amortized over the period between the grant date and the vesting date for each tranche.

The SARs have an exercise price of $1.99, which is equal to the fair value of the stock on the date of grant and a weighted average fair value of $1.03 per share as determined using the Black-Scholes option pricing model with the following assumptions:

Weighted average expected term	6.1 years
Weighted average risk free interest rate	3.43%
Dividend yield	0%
Volatility	75%

The SARs vest over three years and have contractual terms of seven years from the grant date. The grant date fair value of the SARs is amortized on a straight-line basis over the vesting period.

In April 2008, pursuant to the 2008 Plan, the Company granted 49,500 RSUs to non-employee members of the Board of Directors of the Company with a grant date fair value of $2.15 per unit, the closing price of the Company’s common stock on the grant date. Subject to continued service, the RSUs vest in three installments (3,000, 3,000 and 4,000 in the case of new directors, and 2,000, 2,000 and 2,500 in the case of existing directors) at the date of the Company’s annual meeting of stockholders following fiscal years 2008 through 2010. The grant date fair value of the RSUs of $0.1 million is being amortized on a straight-line basis over the vesting period.

The Company recognized $45,000 of stock-based compensation expense in the statement of operations for the three months ended September 30, 2008. As of September 30, 2008, the total unrecognized stock-based compensation expense was $0.5 million. The remaining unrecognized stock-based compensation expense will be recognized over a weighted average period of 2.8 years.

The Company did not recognize any stock based compensation expense or benefit in the statement of operations for the three months ended September 30, 2007 as there were no unvested stock-based awards during that period.

(3) General/Auto Liability and Workers’ Compensation Insurance Plans

General/Auto Liability

The Company has a per occurrence and aggregate self-insured retention limits for the policy periods which cover June 2005 through June 2009. In addition the Company has an umbrella policy which provides excess coverage over the stated limits. For policy periods prior to June 2005, the Company also has self-insured retentions with varying levels of coverage based on the applicable policy year. Management periodically reviews its general liability claim reserves and engages its independent actuaries semi-annually to assist with the assessment of reserve adequacy. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims are obtained.

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. The case went to trial on March 26, 2007 and on April 4, 2007 a jury awarded the plaintiff compensatory damages totaling $12.1 million, which includes prejudgment interest of $0.5 million. The Company has filed a motion to appeal. Interest continues to accrue while on appeal. The Company is covered under an automobile liability insurance program and maintains excess insurance with coverage limits in excess of the award, for the related policy year. The Company has recorded an additional liability of $12.6 million and $11.6 million at September 30, and June 30, 2008, respectively, for the difference between the award and the self-insured deductible with an offsetting receivable representing the amount due from the insurer. The liability has been classified as a component of accrued liabilities and the offsetting receivable has been classified as a component of prepaid expenses and other on the consolidated balance sheets as of September 30, 2008 and June 30, 2008.

The classification of general/auto liability related amounts in the consolidated balance sheets as of September 30, and June 30, 2008 is as follows (in thousands):

	September 30, 2008	June 30, 2008
Receivables from insurers included in prepaid expenses and other	$12,551	$11,565
Receivables from insurers included in other assets	2,959	2,959

Total general/auto liability related assets	15,510	14,524

Claims reserves included in accrued liabilities	17,446	16,499
Claims reserves included in other liabilities	13,056	13,162

Total general/auto liability related liabilities	30,502	29,661

Net general/auto liability related liabilities	$14,992	$15,137

Workers’ Compensation

The Company has a per occurrence self-insured retention for the policy periods which cover May 2005 through April 2009. The Company’s aggregate retention limit for those periods is unlimited. For policy years prior to May 2002, policies also included a per-occurrence retention with no annual aggregate limit. For the policy periods May 2002 through May 2005, the Company purchased a first dollar coverage program with a retrospectively rated endorsement whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts. Semi-annually the Company hires an independent actuary to provide updated estimates of its insurance claims reserves, receivables from insurers and premium receivable/liabilities.

The classification of workers’ compensation related amounts in the consolidated balance sheets as of September 30, and June 30, 2008 is as follows (in thousands):

	September 30, 2008	June 30, 2008
Receivables from insurers included in other assets	$563	$563
Insurance deposits included in prepaid expenses and other	481	505
Insurance deposits	941	989

Total workers’ compensation related assets	1,985	2,057

Claims reserves and premium liabilities included in accrued liabilities	5,057	4,207
Claims reserves included in other liabilities	6,394	7,036

Total workers’ compensation related liabilities	11,451	11,243

Net workers’ compensation related liabilities	$9,466	$9,186

(4) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	September 30, 2008	June 30, 2008
Senior Secured Term Loan B due March 2011	$71,000	$78,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	78,091	75,763
Other obligations, at varying rates from 5.90% to 14.64%, due through 2013	530	628

Long-term debt	274,621	279,391
Less: Current maturities	(370)	(374)

Long-term debt, net of current maturities	$274,251	$279,017

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 3.50% per annum, based on contractual periods from one to six months in length at the option of the Company, through its wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”). At September 30, 2008, $63.0 million of the outstanding Term Loan B balance was under a LIBOR option three-month contract accruing interest at 6.30% per annum, while the remaining $8.0 million was under a LIBOR option one-month contract accruing interest at 5.99% per annum based on the interest rate contracts in effect at that time. At June 30, 2008, $78.0 million of the outstanding Term Loan B balance was under a LIBOR three-month contract accruing interest at 6.27% per annum.

The Company has capitalized $16.9 million of expenses associated with obtaining its outstanding debt and is amortizing these costs as interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $7.4 million and $8.0 million at September 30, 2008 and June 30, 2008, respectively and are included in other assets in the consolidated balance sheet.

On September 15, 2008, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $7.0 million voluntary principal payment on its Term Loan B. There are no prepayment penalties or fees associated with the voluntary principal payment under the Term Loan B. In connection with this voluntary principal payment, the Company wrote-off $0.1 million of deferred financing costs during the first quarter of fiscal 2009. Rural/Metro LLC has made inception-to-date voluntary principal payments totaling $64.0 million, and may, from time to time, make additional voluntary principal payments at its discretion.

At September 30, 2008, the Company had outstanding letters of credit of $44.8 million, primarily in support of general/auto liability insurance and workers’ compensation insurance programs. The outstanding letters of credit at September 30, 2008 applicable to the Company’s $45.0 million Letter of Credit Facility totaled $43.6 million. The Company’s $20.0 million Revolving Credit Facility, which was undrawn at September 30, 2008, includes a letter of credit sub-line in the amount of $10.0 million and any letters of credit issued under the sub-line reduce the amount of drawings available under the Revolving Loan Facility by the amount of such letters of credit.

The 2005 Credit Facility, the $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and the $93.5 million aggregate principal amount at maturity 12.75% senior discount notes due 2016 (the “Senior Discount Notes”) include various financial and non-financial covenants as well as quarterly and annual financial reporting obligations.

Specifically, the 2005 Credit Facility, as amended, requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a maximum total leverage ratio, a minimum interest expense coverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company, as a holding company, and other matters customarily restricted in such agreements. The financial covenants related to the Senior Subordinated Notes and the Senior Discount Notes are similar to or less restrictive than those under the 2005 Credit Facility. The table below sets forth information regarding certain of the financial covenants under the 2005 Credit Facility.

Financial	Level Specified	Level Achieved for	Levels to be achieved at
Covenant	in Agreement	Specified Period	December 31, 2008	March 31, 2009	June 30, 2009
Debt leverage ratio	< 4.25	3.66	< 4.25	< 4.25	< 3.75
Interest expense coverage ratio	> 2.25	2.61	> 2.25	> 2.25	> 2.25
Fixed charge coverage ratio	> 1.10	1.31	> 1.10	> 1.10	> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	N/A	< $27.5 million
New business capital expenditure (2)	N/A	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.
(2)	Measured annually at June 30.

The Company was in compliance with all of its covenants under its 2005 Credit Facility at September 30, 2008.

Condensed Consolidating Financial Information

The Senior Subordinated Notes are unsecured senior subordinated obligations of Rural/Metro LLC and Rural/Metro (Delaware) Inc. (“Rural/Metro Inc.”, and together with Rural/Metro LLC, the “Senior Subordinated Notes Issuers”) and are fully and unconditionally guaranteed on a joint and several basis by the Company and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for Rural/Metro Corporation (which is reflected as “Parent” in the following tables), the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. Certain financial information relating to prior years has been reclassified to conform to the current year presentation, including reclassifications related to discontinued operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$15,974	$1,375	$—	$17,349	$—	$17,349
Accounts receivable, net	—	—	—	67,396	8,296	—	75,692	—	75,692
Inventories	—	—	—	8,471	—	—	8,471	—	8,471
Deferred income taxes	—	—	—	24,998	—	—	24,998	—	24,998
Prepaid expenses and other	—	2	—	19,236	—	—	19,238	—	19,238

Total current assets	—	2	—	136,075	9,671	—	145,748	—	145,748

Property and equipment, net	—	—	—	47,941	201	—	48,142	—	48,142
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	47,467	—	—	47,467	—	47,467
Insurance deposits	—	—	—	941	—	—	941	—	941
Other assets	1,461	5,945	—	7,772	525	—	14,242	—	15,703
Due from (to) affiliates (1)	—	56,658	125,000	(53,248)	(3,410)	(125,000)	—	—	—
Due from (to) Parent Company	(55,327)	55,327	—	—	—	—	55,327	—	—
LLC investment in subsidiaries	—	102,856	—	—	—	(102,856)	—	—	—
Parent Company investment in LLC	22,914	—	—	—	—	—	—	(22,914)	—

Total assets	$(30,952)	$220,788	$125,000	$224,648	$6,987	$(227,856)	$349,567	$(22,914)	$295,701

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$13,087	$1,527	$—	$14,614	$—	$14,614
Accrued liabilities	—	1,874	—	59,514	478	—	61,866	—	61,866
Deferred revenue	—	—	—	22,253	—	—	22,253	—	22,253
Current portion of long-term debt	—	—	—	370	—	—	370	—	370

Total current liabilities	—	1,874	—	95,224	2,005	—	99,103	—	99,103

Long-term debt, net of current portion (1)	78,091	196,000	125,000	160	—	(125,000)	196,160	—	274,251
Other liabilities	—	—	—	28,897	—	—	28,897	—	28,897

Total liabilities	78,091	197,874	125,000	124,281	2,005	(125,000)	324,160	—	402,251

Minority interest	—	—	—	—	—	2,493	2,493	—	2,493

Stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	154,963	—	—	74,770	20	(74,790)	—	—	154,963
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive loss	(430)	—	—	—	—	—	—	—	(430)
Accumulated deficit	(262,585)	—	—	25,507	4,962	(30,469)	—	—	(262,585)
Member equity	—	22,914	—	—	—	—	22,914	(22,914)	—

Total stockholders’ equity (deficit)	(109,043)	22,914	—	100,367	4,982	(105,349)	22,914	(22,914)	(109,043)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(30,952)	$220,788	$125,000	$224,648	$6,987	$(227,856)	$349,567	$(22,914)	$295,701

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at September 30, 2008 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$15,154	$753	$—	$15,907	$—	$15,907
Accounts receivable, net	—	—	—	68,284	7,847	—	76,131	—	76,131
Inventories	—	—	—	8,456	—	—	8,456	—	8,456
Deferred income taxes	—	—	—	22,263	—	—	22,263	—	22,263
Prepaid expenses and other	—	4	—	18,942	—	—	18,946	—	18,946

Total current assets	—	4	—	133,099	8,600	—	141,703	—	141,703

Property and equipment, net	—	—	—	46,737	201	—	46,938	—	46,938
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	50,773	—	—	50,773	—	50,773
Insurance deposits	—	—	—	989	—	—	989	—	989
Other assets	1,510	6,509	—	7,564	525	—	14,598	—	16,108
Due from (to) affiliates (1)	—	71,609	125,000	(68,446)	(3,163)	(125,000)	—	—	—
Due from (to) Parent Company	(55,335)	55,335	—	—	—	—	55,335	—	—
LLC investment in subsidiaries	—	94,312	—	—	—	(94,312)	—	—	—
Parent Company investment in LLC	19,719	—	—	—	—	—	—	(19,719)	—

Total assets	$(34,106)	$227,769	$125,000	$208,416	$6,163	$(219,312)	$348,036	$(19,719)	$294,211

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$14,272	$1,875	$—	$16,147	$—	$16,147
Accrued liabilities	—	5,050	—	49,730	359	—	55,139	—	55,139
Deferred revenue	—	—	—	21,901	—	—	21,901	—	21,901
Current portion of long-term debt	—	—	—	374	—	—	374	—	374

Total current liabilities	—	5,050	—	86,277	2,234	—	93,561	—	93,561

Long-term debt, net of current portion (1)	75,763	203,000	125,000	254	—	(125,000)	203,254	—	279,017
Other liabilities	—	—	—	29,536	—	—	29,536	—	29,536

Total liabilities	75,763	208,050	125,000	116,067	2,234	(125,000)	326,351	—	402,114

Minority interest	—	—	—	—	—	1,966	1,966	—	1,966

Stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	154,918	—	—	74,770	20	(74,790)	—	—	154,918
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive loss	(439)	—	—	—	—	—	—	—	(439)
Accumulated deficit	(263,357)	—	—	17,489	3,909	(21,398)	—	—	(263,357)
Member equity	—	19,719	—	—	—	—	19,719	(19,719)	—

Total stockholders’ equity (deficit)	(109,869)	19,719	—	92,349	3,929	(96,278)	19,719	(19,719)	(109,869)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(34,106)	$227,769	$125,000	$208,416	$6,163	$(219,312)	$348,036	$(19,719)	$294,211

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$120,538	$11,458	$(7,570)	$124,426	$—	$124,426

Operating expenses:
Payroll and employee benefits	33	—	—	76,376	24	—	76,400	—	76,433
Depreciation and amortization	—	—	—	3,394	—	—	3,394	—	3,394
Other operating expenses	12	—	—	27,043	10,279	(7,570)	29,752	—	29,764
General/auto liability insurance expense	—	—	—	3,371	99	—	3,470	—	3,470
Loss on sale of assets	—	—	—	(196)	—	—	(196)	—	(196)

Total operating expenses	45	—	—	109,988	10,402	(7,570)	112,820	—	112,865

Operating income	(45)	—	—	10,550	1,056	—	11,606	—	11,561
Equity in earnings of subsidiaries	3,195	8,544	—	—	—	(8,544)	—	(3,195)	—
Interest expense (1)	(2,378)	(5,349)	—	(86)	—	—	(5,435)	—	(7,813)
Interest income	—	—	—	118	(3)	—	115	—	115

Income from continuing operations before income taxes and minority interest	772	3,195	—	10,582	1,053	(8,544)	6,286	(3,195)	3,863
Income tax provision	—	—	—	(2,239)	—	—	(2,239)	—	(2,239)
Minority interest	—	—	—	—	—	(527)	(527)	—	(527)

Income from continuing operations	772	3,195	—	8,343	1,053	(9,071)	3,520	(3,195)	1,097
Loss from discontinued operations, net of income taxes	—	—	—	(325)	—	—	(325)	—	(325)

Net income	$772	$3,195	$—	$8,018	$1,053	$(9,071)	$3,195	$(3,195)	$772

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$113,761	$10,795	$(7,205)	$117,351	$—	$117,351

Operating expenses:
Payroll and employee benefits	—	—	—	74,098	30	—	74,128	—	74,128
Depreciation and amortization	—	—	—	3,052	(1)	—	3,051	—	3,051
Other operating expenses	—	—	—	24,452	9,643	(7,205)	26,890	—	26,890
General/auto liability insurance expense	—	—	—	3,676	124	—	3,800	—	3,800
Loss on sale of assets	—	—	—	3	—	—	3	—	3

Total operating expenses	—	—	—	105,281	9,796	(7,205)	107,872	—	107,872

Operating income	—	—	—	8,480	999	—	9,479	—	9,479
Equity in earnings of subsidiaries	2,542	8,146	—	—	—	(8,146)	—	(2,542)	—
Interest expense (1)	(2,131)	(5,604)	—	(15)	—	—	(5,619)	—	(7,750)
Interest income	—	—	—	131	11	—	142	—	142

Income from continuing operations before income taxes and minority interest	411	2,542	—	8,596	1,010	(8,146)	4,002	(2,542)	1,871
Income tax provision	—	—	—	(966)	—	—	(966)	—	(966)
Minority interest	—	—	—	—	—	(505)	(505)	—	(505)

Income from continuing operations	411	2,542	—	7,630	1,010	(8,651)	2,531	(2,542)	400
Income from discontinued operations, net of income taxes	—	—	—	11	—	—	11	—	11

Net income	$411	$2,542	$—	$7,641	$1,010	$(8,651)	$2,542	$(2,542)	$411

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$772	$3,195	$—	$8,018	$1,053	$(9,071)	$3,195	$(3,195)	$772
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	3,396	—	—	3,396	—	3,396
Accretion of 12.75% Senior Discount Notes	2,328	—	—	—	—	—	—	—	2,328
Deferred income taxes	—	—	—	565	—	—	565	—	565
Amortization of deferred financing costs	50	564	—	—	—	—	564	—	614
Loss on disposal of property and equipment	—	—	—	1	—	—	1	—	1
Earnings of minority shareholder	—	—	—	—	—	527	527	—	527
Stock-based compensation expense	45	—	—	—	—	—	—	—	45
Changes in assets and liabilities -
Accounts receivable	—	—	—	888	(449)	—	439	—	439
Inventories	—	—	—	(15)	—	—	(15)	—	(15)
Prepaid expenses and other	—	2	—	692	—	—	694	—	694
Insurance deposits	—	—	—	48	—	—	48	—	48
Other assets	—	—	—	(248)	—	—	(248)	—	(248)
Accounts payable	—	—	—	(1,661)	(348)	—	(2,009)	—	(2,009)
Accrued liabilities	—	(3,176)	—	8,798	119	—	5,741	—	5,741
Deferred revenue	—	—	—	352	—	—	352	—	352
Other liabilities	—	—	—	(639)	—	—	(639)	—	(639)

Net cash provided by operating activities	3,195	585	—	20,195	375	(8,544)	12,611	(3,195)	12,611

Cash flows from investing activities:
Capital expenditures	—	—	—	(4,071)	—	—	(4,071)	—	(4,071)
Proceeds from the sale of property and equipment	—	—	—	—	—	—	—	—	—

Net cash used in investing activities	—	—	—	(4,071)	—	—	(4,071)	—	(4,071)

Cash flows from financing activities:
Repayment of debt	—	(7,000)	—	(98)	—	—	(7,098)	—	(7,098)
Due to/from affiliates	(3,195)	6,415	—	(15,206)	247	8,544	—	3,195	—

Net cash used in financing activities	(3,195)	(585)	—	(15,304)	247	8,544	(7,098)	3,195	(7,098)

Increase (decrease) in cash and cash equivalents	—	—	—	820	622	—	1,442	—	1,442
Cash and cash equivalents, beginning of period	—	—	—	15,154	753	—	15,907	—	15,907

Cash and cash equivalents, end of period	$—	$—	$—	$15,974	$1,375	$—	$17,349	$—	$17,349

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$411	$2,542	$—	$7,641	$1,010	$(8,651)	$2,542	$(2,542)	$411
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	—	—	3,141	(1)	—	3,140	—	3,140
Accretion of 12.75% Senior Discount Notes	2,080	—	—	—	—	—	—	—	2,080
Deferred income taxes	—	—	—	566	—	—	566	—	566
Amortization of deferred financing costs	49	492	—	—	—	—	492	—	541
Loss on disposal of property and equipment	—	—	—	14	—	—	14	—	14
Earnings of minority shareholder	—	—	—	—	—	505	505	—	505
Changes in assets and liabilities -
Accounts receivable	—	—	—	(4,398)	(23)	—	(4,421)	—	(4,421)
Inventories	—	—	—	(63)	—	—	(63)	—	(63)
Prepaid expenses and other	—	1	—	458	—	—	459	—	459
Insurance deposits	—	—	—	(485)	—	—	(485)	—	(485)
Other assets	—	—	—	2,840	—	—	2,840	—	2,840
Accounts payable	—	—	—	1,043	(55)	—	988	—	988
Accrued liabilities	—	(3,074)	—	4,158	—	—	1,084	—	1,084
Deferred revenue	—	—	—	97	—	—	97	—	97
Other liabilities	—	—	—	191	—	—	191	—	191

Net cash provided by operating activities	2,540	(39)	—	15,203	931	(8,146)	7,949	(2,542)	7,947

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Sales of short-term investments	—	—	—	2,500	—	—	2,500	—	2,500
Capital expenditures	—	—	—	(2,313)	—	—	(2,313)	—	(2,313)
Proceeds from the sale of property and equipment	—	—	—	3	—	—	3	—	3

Net cash used in investing activities	—	—	—	(4,810)	—	—	(4,810)	—	(4,810)

Cash flows from financing activities:
Repayment of debt	—	(5,000)	—	(9)	—	—	(5,009)	—	(5,009)
Distributions to minority shareholders	—	—	—	—	(300)	—	(300)	—	(300)
Distributions to Rural/Metro LLC	—	300	—	—	(300)	—	—	—	—
Due to/from affiliates	(2,540)	4,739	—	(12,728)	(159)	8,146	(2)	2,542	—

Net cash used in financing activities	(2,540)	39	—	(12,737)	(759)	8,146	(5,311)	2,542	(5,309)

Increase (decrease) in cash and cash equivalents	—	—	—	(2,344)	172	—	(2,172)	—	(2,172)
Cash and cash equivalents, beginning of period	—	—	—	5,565	616	—	6,181	—	6,181

Cash and cash equivalents, end of period	$—	$—	$—	$3,221	$788	$—	$4,009	$—	$4,009

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(5) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended September 30,
	2008	2007
Current income tax provision	$(1,374)	$(410)
Deferred income tax provision	(564)	(566)

Total income tax provision	$(1,938)	$(976)

Continuing operations provision	$(2,239)	$(966)
Discontinued operations benefit (provision)	301	(10)

Total income tax provision	$(1,938)	$(976)

The effective tax rate for the three months ended September 30, 2008 for continuing operations was 58.0%, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company made income tax payments of $0.2 million for the three months ended September 30, 2008.

The effective tax rate for the three months ended September 30, 2007 for continuing operations was 51.6%, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. The Company received income tax refunds of $53,000 and made income tax payments of $0.2 million for the three months ended September 30, 2007.

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

The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 resulted in a $12.8 million cumulative charge to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $34.1 million, $30.4 million of which would favorably impact our effective tax rate if subsequently recognized. As of September 30, 2008, the Company had unrecognized tax benefits totaling approximately $34.1 million, $30.5 million of which would favorably impact our effective tax rate if subsequently recognized. As of September 30, 2007, the Company had unrecognized tax benefits totaling approximately $34.1 million, $30.4 million of which would favorably impact our effective tax rate if subsequently recognized. There were no material changes to our unrecognized tax benefits for the three months ended September 30, 2008 and 2007.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of September 30, 2008 was approximately $0.4 million. Approximately $0.1 million of interest and penalties was recorded for the three months ended September 30, 2008. Accrued interest and penalties as of September 30, 2007 was approximately $0.3 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, California, Florida, Indiana, New York, Ohio and Tennessee. The Company has had net operating losses in various years for Federal purposes and for many states. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is generally three years subsequent to the filing of the associated tax return. However, the Internal Revenue Service can adjust net operating loss carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where the Company operates. The State of New York that has begun an examination of the Company’s New York franchise tax returns for the years ended June 30, 2005 through 2007. The Company does not expect the result of this audit to significantly change the Company’s total unrecognized tax benefits in the next twelve months, but the outcome of tax examinations is uncertain, and unforeseen results can occur. The Company is currently not under income tax examination in any other tax jurisdictions.

The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.

(6)	Earnings Per Share

Income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations by the weighted-average number of shares outstanding. Income (loss) from continuing operations per share assuming dilution is computed based on the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options, restricted stock units and stock appreciation rights.

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income (loss) from continuing operations per share computations for the three months ended September 30, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2008	2007
Income from continuing operations	$1,097	$400

Average number of shares outstanding - Basic	24,823	24,738
Add: Incremental shares for dilutive effect of stock options, RSUs and SARs	92	250

Average number of shares outstanding - Diluted	24,915	24,988

Income from continuing operations per share - Basic	$0.04	$0.02

Income from continuing operations per share - Diluted	$0.04	$0.02

Certain option shares and SARs have been excluded from the calculation of diluted income from continuing operations per share because the inclusion of those option shares and SARs would have been antidilutive for the periods presented. Such options and SARs totaled 0.8 million and 0.5 million shares for the three months ended September 30, 2008 and 2007, respectively.

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

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey (fire), North Dakota, Oregon (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire)

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services while the Company’s fire and other services are predominately in the South and Southwest segments. During the first quarter of fiscal 2009, the Company determined that certain characteristics of its Oregon fire operation were more similar to the characteristics of operations residing in its South segment. Accordingly, the Company reorganized its operating segments and the Company’s Oregon fire operation, which was formerly included in the Southwest segment is now included in the South segment. As a result of this change, prior period segment information related to the Company’s Oregon fire operation has been reclassified from the Southwest segment to the South segment to conform to fiscal 2009 segment designations.

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

The following table summarizes segment information for the three months ended September 30, 2008 and 2007 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Three months ended September 30, 2008
Net revenues from external customers:
Ambulance services	$21,170	$25,091	$31,784	$27,301	$105,346
Other services (1)	996	7,289	10,402	393	19,080

Total net revenue	$22,166	$32,380	$42,186	$27,694	$124,426

Segment profit from continuing operations	$4,804	$3,436	$4,551	$2,164	$14,955

Three months ended September 30, 2007
Net revenues from external customers:
Ambulance services	$20,392	$21,894	$31,509	$25,705	$99,500
Other services (1)	972	6,808	9,672	399	17,851

Total net revenue	$21,364	$28,702	$41,181	$26,104	$117,351

Segment profit from continuing operations	$4,024	$3,154	$3,705	$1,647	$12,530

(1)	Other services consists of revenue generated from fire protection services; including master fire contract and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income (loss) from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,
	2008	2007
Segment profit	$14,955	$12,530
Depreciation and amortization	(3,394)	(3,051)
Interest expense	(7,813)	(7,750)
Interest income	115	142

Income from continuing operations before income taxes and minority interest	$3,863	$1,871

Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for the purpose of assessing segment performance. The following table summarizes segment asset information (in thousands):

	September 30, 2008	June 30, 2008
Mid-Atlantic	$8,032	$9,286
South	19,687	18,160
Southwest	23,061	25,586
West	24,912	23,099

Total segment assets	$75,692	$76,131

The following table represents a reconciliation of segment assets to total assets (in thousands):

	September 30, 2008	June 30, 2008
Segment assets	$75,692	$76,131
Cash and cash equivalents	17,349	15,907
Inventories	8,471	8,456
Prepaid expenses and other	19,238	18,946
Goodwill	37,700	37,700
Deferred income taxes	72,465	73,036
Property and equipment, net	48,142	46,938
Insurance deposits	941	989
Other assets	15,703	16,108

Total assets	$295,701	$294,211

(8) Discontinued Operations

During fiscal 2009, the Company made the decision to exit ambulance services markets in Roswell, New Mexico and Marion, Ohio. Because the operations in these markets are considered separate components of the Company as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, their results of operations are reported within income (loss) from discontinued operations in the consolidated statements of operations for the three months ended September 30, 2008 and 2007. Although these markets were exited in fiscal 2009, the consolidated statements of operations for the three months ended September 30, 2007 have been recast to reflect these operations as discontinued.

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

	Three Months Ended September 30,
	2008	2007
Net revenue:
Mid-Atlantic	$(74)	$222
South	20	850
Southwest	111	1,378
West	2	—

Net revenue from discontinued operations	$59	$2,450

	Three Months Ended September 30,
	2008	2007
Income (loss):
Mid-Atlantic	$(270)	$27
South	(7)	(69)
Southwest	(48)	53
West	—	—

Income (loss) from discontinued operations, net of income taxes	$(325)	$11

Loss from discontinued operations for the three months ended September 30, 2008 is presented net of income tax benefit of $301,000, while income from discontinued operations for the three months ended September 30, 2007 is presented net of income tax provision of $10,000. The loss from discontinued operations before the income tax benefit was due primarily to $0.4 million recorded as a result of increasing the Company’s Medicare reserve contingency related to the Ohio compliance matter described below in Note 10, “Commitments and Contingencies”, a portion of which relates to our former Marion, Ohio operation.

(9) Defined Benefit Plan

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

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
	2008	2007
Service cost	$270	$433
Interest cost	89	52
Expected return on plan assets	(147)	(112)
Net prior service cost amortization (1)	16	—

Net periodic benefit cost	$228	$373

(1)	In the Consolidated Statement of Changes in Stockholders’ Deficit, the amortization of prior service cost from accumulated other comprehensive income (loss) for the three months ended September 30, 2008 is net of an income tax provision of $6,000.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2008	2007
Discount rate	6.86%	6.26%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed approximately $0.5 million and $0.7 million during the three months ended September 30, 2008 and 2007, respectively. The Company’s fiscal 2009 contributions are anticipated to approximate $2.2 million.

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

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company disagrees with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made an offer of $2.2 million in exchange for a full release relating to the government’s allegations. The Company revised its settlement offer to the government and has recorded an additional $1.0 million to its Medicare reserve contingency in the three months ended September 30, 2008 for a total of $2.2 million. Approximately $0.6 million was recorded to other operating expenses in the Consolidated Statement of Operations and $0.4 million was recorded in discontinued operations as a portion of this matter relates to the Company’s former operation in Marion, Ohio. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time it is not possible to predict the ultimate conclusion of this investigation.

The U.S. government reviewed reimbursement levels for certain patients in the Company’s Washington, D.C. operations, which were discontinued during fiscal 2004. Specifically, the government alleged that certain services were not reimbursed at the appropriate level of service based on documentation reviewed by the U.S. government. Although the Company denies any liability with respect to the claims, the Company settled the matter with the U.S. government in June 2008 pursuant to which the Company agreed to pay $1.0 million, which amount is payable in five installments ending December 30, 2008.

Management believes that reserves established for specific contingencies of $2.5 million and $1.9 million as of September 30, 2008 and June 30, 2008, respectively, are adequate based on information currently available. The specific contingencies at September 30, 2008 include $2.2 million for the Ohio matter discussed above and $0.3 million for the Washington, D.C. matter discussed above. The specific contingencies at June 30, 2008 include $1.2 million for the Ohio matter discussed above and $0.6 million for the Washington, D.C. matter discussed above. During the three months ended September 30, 2008, the Company made payments of $0.3 million on the Washington, D.C. matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our references to such words or phrases as “believes”, “anticipates”, “expects”, “plans”, “seeks”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions identify such forward-looking statements. We may also make forward looking statements in our earnings releases, earnings calls and other investor communications and reports we file with the SEC. We caution readers that such forward-looking statements, including those relating to the outcome of our ongoing efforts to remediate deficiencies in our disclosure controls and procedures and internal control over financial reporting, our future business prospects, uncompensated care, working capital, accounts receivable collection, liquidity, cash flow, EBITDA, capital expenditures, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Quarterly Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements, including the risks set forth in full in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed September 15, 2008 with the SEC, and in Item 1A of Part II and elsewhere in this Quarterly Report.

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

Rural/Metro Corporation is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. All references to “we,” “our,” “us,” or “Rural/Metro” refer to Rural/Metro Corporation and, as relevant, its predecessors, operating divisions, direct and indirect subsidiaries and affiliates. The website for Rural/Metro Corporation is located at www.ruralmetro.com. Information contained on the website, including any external information which is referenced or “linked” on our website, is not a part of this Quarterly Report.

This Quarterly Report should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K filed with the SEC on September 15, 2008.

Management’s Overview

Entering fiscal 2009, our focus remains on implementing the Company’s strategic and operating activities including operational excellence in patient care delivery, revenue cycle management, new 911 revenue generation and continued expansion of the non-emergency business within existing markets. We intend to achieve these through continued focus on billing initiatives aimed at reducing uncompensated care and increasing average patient charge (“APC”), responsiveness to customer needs and investments in technology designed to maximize billing performance. Our continued focus on these items has contributed to a 6% growth in revenue and a 20% growth in EBITDA in the first quarter of fiscal 2009 as compared to the same period in the prior year.

We believe our steady revenue and profit margin growth, gains in market share through new and renewed contracts, and the ongoing success of our strategies have demonstrated our ability to operate in this challenging economy. Our cash flows remain strong at $12.6 million of cash flow from operations in the first quarter, and $35 million for the fiscal year ended June 30, 2008, and will continue to support our goals to reduce debt and enhance the long-term value of our Company for investors. As we monitor the financial markets, we are also comfortable with our liquidity position, given our $20.0 million revolving line of credit remains undrawn, we have ample room under our current Term B loan covenants and we have no debt maturities in the near-term.

When we contemplate the state of the economy and the demand for ambulance transportation and fire protection services, our expectation is that the demand for our services will continue to steadily increase. Our ambulance business is fueled by a number of factors, including the aging population, a general trend toward hospital-outsourced ambulance transport services, partnership opportunities with public systems as city and county budgets come under pressure, and demographic growth in many of the communities we presently serve.

We believe our ambulance transport volumes are generally less affected by a weakened economy, primarily due to the medical need component within the demand for our services. We would characterize this as somewhat different from the broader healthcare sector.

At the end of the first quarter in fiscal 2009, we continued to be successful in reducing the uninsured portion of our transport mix down to 10.2%. In addition, we have been successful in reducing our allocation of uncompensated care write-offs related to the underinsured, which relates to co-pays and deductibles, down to 7%.

Although we are not seeing an impact at this time and believe we have measures in place to promptly identify negative trends, we do recognize a weakened economy may shift our current transport mix to a higher volume of uninsured and underinsured claims. If this occurs, we may see higher uncompensated care write-offs as a result of a reduction in collections based on historical collections trends for this payer mix; which would in turn impact our cash flows from operations and overall liquidity.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 22 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. As of September 30, 2008, we had approximately 95 exclusive contracts to provide 911 emergency medical ambulance services and approximately 870 contracts to provide non-emergency medical ambulance and wheelchair services. For both the three months ended September 30, 2008 and September 30, 2007, approximately 43% of our transports were generated from emergency 911 ambulance services. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, comprised 57% of our transports for the same period. Combined, the ambulance services generated 84.7% and 84.8% of net revenue for the three months ended September 30, 2008 and September 30, 2007, respectively. The remaining balance of net revenue for the three months ended September 30, 2008 was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the numbers of ambulance transports we take, the amount we expect to collect per transports and the cost we incur to provide these services.

The following is a summary of certain key operating statistics we use to evaluate our operations (EBITDA from continuing operations in thousands):

	Three Months Ended September 30,
	2008	2007
Net Medical Transport APC (1)	$361	$348
DSO (2)	59	64
EBITDA from continuing operations (3)	$14,428	$12,025
Medical Transports (4)	271,407	264,728
Wheelchair Transports (5)	20,315	18,696

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations.
(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See the discussion below of Earnings Before Interest, Taxes, Depreciation and Amortization including goodwill impairment (“EBITDA”).
(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.
(5)	Defined as non-emergency, non-medical patient transports from continuing operations.

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

The following table sets forth our EBITDA for the three months ended September 30, 2008 and 2007, as well as a reconciliation to income (loss) from continuing and discontinued operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended September 30,
	2008	2007
Income (loss) from continuing operations	$1,097	$400
Add (deduct):
Depreciation and amortization	3,394	3,051
Interest expense	7,813	7,750
Interest income	(115)	(142)
Income tax provision	2,239	966

EBITDA from continuing operations	14,428	12,025

Income (loss) from discontinued operations	(325)	11
Add (deduct):
Depreciation and amortization	2	89
Income tax provision (benefit)	(301)	10

EBITDA from discontinued operations	(624)	110

Total EBITDA	$13,804	$12,135

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

The following table shows the source of our uncompensated care write-offs as a percentage of total uncompensated care write-offs:

	Three Months Ended September 30,
	2008	2007
Commercial Insurance	17%	19%
Co-Pays/Deductibles	7%	8%
Medicare/Medicaid Denials	12%	11%
Self-Pay	64%	62%

Total	100%	100%

The majority (64%), of our uncompensated care write-offs are generated from self-pay accounts for the three months ended September 30, 2008 with the balance of our uncompensated care write-offs being derived from: (1) commercial insurance (17%), (2) co-pay or deductibles (7%), and (3) Medicare or Medicaid denials (12%). These components are described in detail below.

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percent of our transport mix in the first three months of fiscal 2009 to 10.2% as compared to 10.5% in the first three months of fiscal 2008.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended September 30, 2008 and 2007

(in thousands, except per share amounts)

	2008	% of Net Revenue	2007	% of Net Revenue	$ Change	% Change
Net revenue	$124,426	100.0%	$117,351	100.0%	$7,075	6.0%

Operating expenses:
Payroll and employee benefits	76,433	61.4%	74,128	63.2%	2,305	3.1%
Depreciation and amortization	3,394	2.7%	3,051	2.6%	343	11.2%
Other operating expenses	29,764	23.9%	26,890	22.9%	2,874	10.7%
Auto/general liability insurance expense	3,470	2.8%	3,800	3.2%	(330)	(8.7)%
Loss (gain) on sale of assets	(196)	(0.2)%	3	0.0%	(199)	#

Total operating expenses	112,865	90.7%	107,872	91.9%	4,993	4.6%

Operating income	11,561	9.3%	9,479	8.1%	2,082	22.0%
Interest expense	(7,813)	(6.3)%	(7,750)	(6.6)%	(63)	(0.8)%
Interest income	115	0.1%	142	0.1%	(27)	(19.0)%

Income from continuing operations before income taxes and minority interest	3,863	3.1%	1,871	1.6%	1,992	#
Income tax provision	(2,239)	(1.8)%	(966)	(0.8)%	(1,273)	#
Minority interest	(527)	(0.4)%	(505)	(0.4)%	(22)	(4.4)%

Income from continuing operations	1,097	0.9%	400	0.3%	697	#
Income (loss) from discontinued operations, net of income taxes	(325)	(0.3)%	11	0.0%	(336)	#

Net income	$772	0.6%	$411	0.4%	$361	87.8%

Income (loss) per share:
Basic -
Income from continuing operations	$0.04		$0.02		$0.02
Income (loss) from discontinued operations	(0.01)		0.00		(0.01)

Net income	$0.03		$0.02		$0.01

Diluted-
Income from continuing operations	$0.04		$0.02		$0.02
Income (loss) from discontinued operations	(0.01)		0.00		(0.01)

Net income	$0.03		$0.02		$0.01

Average number of common shares outstanding - Basic	24,823		24,738		85

Average number of common shares outstanding - Diluted	24,915		24,988		(73)

# - Variances over 100% not displayed.

Our results for the three months ended September 30, 2008 reflect an increase in net revenue of $7.1 million, or 6.0% compared to the three months ended September 30, 2007. The $0.4 million increase in net income is attributable to an increase of $0.7 million in income from continuing operations offset by a $0.3 million decrease from discontinued operations.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Ambulance services	$105,346	$99,500	$5,846	5.9%
Other services	19,080	17,851	1,229	6.9%

Total net revenue	$124,426	$117,351	$7,075	6.0%

Ambulance Services

The $5.8 million increase in ambulance services revenue was primarily driven by a $4.7 million increase in same service area and $1.2 million from new non-emergency contracts. The increase in same service area revenue included $3.6 million related to an increase in net medical transport APC and $1.1 million related to increases in medical transport volume. The increase in net medical transport APC is a reflection of improved collection, rate increases and changes in service level mix. The new contract revenue was generated primarily in our Tennessee and Washington markets.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Three Months Ended September 30,
	2008	2007	Transport Change	% Change
Same service area medical transports	268,028	264,728	3,300	1.2%
New contract medical transports	3,379	N/A	3,379	#

Medical transports from continuing operations	271,407	264,728	6,679	2.5%

# - Variances over 100% not displayed

Medical transportation volume increased 2.5% for the three months ended September 30, 2008. This increase was a result of same service area medical transport growth of 3,300 transports and new non-emergency transport growth of 3,379 within the Tennessee and Washington markets.

	Three Months Ended September 30,
	2008	% of Transports	2007	% of Transports	Transport Change	% Change
Emergency medical transports	124,758	42.8%	124,723	44.0%	35	0.0%
Non-emergency medical transports	146,649	50.2%	140,005	49.4%	6,644	4.7%

Total medical transports	271,407	93.0%	264,728	93.4%	6,679	2.5%
Wheelchair transports	20,315	7.0%	18,696	6.6%	1,619	8.7%

Total transports from continuing operations	291,722	100.0%	283,424	100.0%	8,298	2.9%

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $79.7 million and $72.2 million for the three months ended September 30, 2008 and 2007, respectively. The increase of $7.5 million is primarily a result of rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 14.2% and 15.0% for the three months ended September 30, 2008 and 2007, respectively. An increase in transport volume coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended September 30,
	2008	% of Gross Revenue	2007	% of Gross Revenue	$ Change	% Change
Gross Revenue	$215,660	100.0%	$202,033	100.0%	$13,627	6.7%
Contractual Discounts	(79,696)	(37.0)%	(72,150)	(35.8)%	(7,546)	(10.5)%
Uncompensated care	(30,618)	(14.2)%	(30,383)	(15.0)%	(235)	(0.8)%

Net Medical Transportation Revenue	$105,346	48.8%	$99,500	49.2%	$5,846	5.9%

Net Medical Transport APC

Net medical transports APC for the three months ended September 30, 2008 increased to $361 from $348 for the three months ended September 30, 2007. Of the $13 increase, more than half was due to improvement in collections, with the balance attributable to rate increases and changes in service level mix.

Other Services

The $1.2 million increase in other services revenue is due to a $1.2 million increase in fire revenue. The increase in fire revenue is primarily related to a $0.7 million increase in master fire contract fees and a $0.6 million increase in fire subscription revenue.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense was $76.4 million, or 61.4% of net revenue for the first quarter of fiscal 2008, an increase of $2.3 million from $74.1 million, or 63.2% of net revenue, for the same period in the prior year. The increase was primarily due to $1.9 million in annual cost of living adjustments, $0.7 million related to severance recorded primarily related to the termination of a senior executive and $0.6 million increase from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee markets. These increases were offset by a $0.7 million decrease in health insurance expense related to the reduction of reserves from previous year’s medical claims estimates.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures during the three months ended September 30, 2008.

Other Operating Expenses

Other operating expenses were $29.8 million, or 23.9% of net revenue for the first quarter of fiscal 2008, an increase of $2.9 million from $26.9 million, or 22.9% of net revenue, for the same period in the prior year. The increase is primarily due to a $1.5 million increase in fuel expense and $1.0 million increase to the Medicare reserve contingency related to the Ohio compliance matter, $0.6 million of which was recorded in continuing operations and $0.4 million of which was recorded to discontinued operations and other expenses related to transport volume. These increases were offset by a $1.2 million reduction in professional fees related to fees incurred in the prior year associated with the adoption of FIN 48 and the completion of a financial statement restatement.

General/Auto Liability Insurance Expense

General/auto liability insurance expense was $3.5 million, or 2.8% of net revenue, a decrease of $0.3 million from $3.8 million, or 3.2% of net revenue, for the same period in the prior quarter.

Interest Expense

Interest expense has remained flat compared to the prior year’s first fiscal quarter due to the continued non-cash accretion of our Senior Discount Notes offset by lower interest expense associated with a lower Term B loan balance.

Income Tax Provision

During the three months ended September 30, 2008, we recorded a $2.2 million income tax provision related to continuing operations resulting in an effective tax rate of 58.0%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the three months ended September 30, 2008 differs from the effective tax rate for the year ended June 30, 2008 primarily due to reversals of certain tax reserves for the year ended June 30, 2008.

We also recorded a $0.3 million income tax benefit related to discontinued operations during the three months ended September 30, 2008. The Company made income tax payments of $0.2 million for the three months ended September 30, 2008.

During the three months ended September 30, 2007, we recorded a $1.0 million income tax provision related to continuing operations resulting in an effective tax rate of 51.6%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. A negligible income tax provision related to discontinued operations was recorded during the three months ended September 30, 2007.

The Company received income tax refunds of $53,000 during the three months ended September 30, 2007 and made income tax payments of $0.2 million for the three months ended September 30, 2007.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During the first quarter of fiscal 2009, we made the decision to exit ambulance transportation markets in Roswell, New Mexico and Marion, Ohio. The financial results of these service areas for the three months ended September 30, 2008 and 2007 are included within income (loss) from discontinued operations.

Loss from discontinued operations for the three months ended September 30, 2008 was $0.3 million and includes an income tax benefit of $0.3 million. The loss from discontinued operations before the income tax benefit was due primarily to $0.4 million recorded as a result of increasing our Medicare reserve contingency related to the Ohio compliance matter, a portion of which relates to our former Marion, Ohio operation.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007—Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey (fire), North Dakota, Oregon (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire)

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services while our other services are provided predominantly in the South and Southwest segments. During the first quarter of fiscal 2009, we determined that certain characteristics of our Oregon fire operation were more similar to the characteristics of operations residing in our South segment. Accordingly, we reorganized our operating segments and our Oregon fire operation, which was formerly included in the Southwest segment is now included in the South segment. As a result of this change, prior period segment information related to our Oregon fire operation has been reclassified from the Southwest segment to the South segment to conform to fiscal 2009 segment designations.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$21,170	$20,392	$778	3.8%
Other services	996	972	24	2.5%

Total net revenue	$22,166	$21,364	$802	3.8%

Segment profit	$4,804	$4,024	$780	19.4%

Segment profit margin	21.7%	18.8%

Medical transports	59,355	60,460	(1,105)	(1.8)%

Wheelchair transports	5,142	4,974	168	3.4%

Net Medical Transport APC	$342	$324	$18	5.6%

DSO	41	53	(12)	(22.7)%

Revenue

The $0.8 million increase in ambulance services revenue was primarily due to $1.1 million attributable to the increase in net medical transport APC, offset by a $0.3 million decrease related to transport volume. The decrease in medical transports of 1,105, or 1.8%, primarily reflects normal volume changes in our Buffalo market.

Payroll and employee benefits

Payroll and employee benefits was $11.6 million, or 52% of net revenue for the first quarter of fiscal 2008, compared to $11.6 million, or 54% of net revenue, for the same period in the prior year. A $0.3 million increase related to annual cost of living adjustments was offset by a $0.3 million reduction in workers compensation expense.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended September 30, 2008 were $4.2 million, or 18.9% of net revenue, compared to $4.1 million, or 19.2% of net revenue for the same period in the prior year. The $0.1 million increase is primarily due to a $0.3 million increase in fuel expense and $0.3 million recorded as a result of increasing our Medicare reserve contingency related to the Ohio compliance matter offset by a $0.3 million decrease in vehicle maintenance expense and a $0.2 million reduction in general/auto liability insurance expense.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48 and the completion of a financial statement restatement.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Three Months Ended September 30,		$ Change	% Change

	2008	2007
Net revenue
Ambulance services	$25,091	$21,894	$3,197	14.6%
Other services	7,289	6,808	481	7.1%

Total net revenue	$32,380	$28,702	$3,678	12.8%

Segment profit	$3,436	$3,154	$282	9.0%

Segment profit margin	10.6%	11.0%

Medical transports	77,375	69,184	8,191	11.8%

Wheelchair transports	5,039	4,327	712	16.5%

Net Medical Transport APC	$290	$279	$11	3.9%

Fire subscriptions at period end	44,141	44,540	(399)	(0.9%)

DSO	53	53	—	0.0%

Revenue

The $3.2 million increase in ambulance services revenue was due to a $2.5 million increase in same service area revenue and a $0.6 million increase related to new contract revenue in Tennessee. The same service area revenue included a $1.8 million increase related to medical transport volume and a $0.7 million increase related to net medical APC. The increase in medical transports of 8,191, or 11.8%, was due to growth in our Tennessee, Alabama, Georgia and Kentucky markets. The increase in wheelchair transports resulted from providing a full complement of services in our Tennessee and Alabama markets. Within other services revenue, master fire contracts increased $0.3 million and fire subscription revenue increased $0.2 million.

Payroll and employee benefits

Payroll and employee benefits were $19.7 million for the first quarter of fiscal 2009, or 60.9% of net revenue, compared to $17.7 million, or 61.8% of net revenue, for the same period in the prior year. The $2.0 million increase is primarily due to $2.2 million from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee market. These increases were offset by a $0.2 million decrease in health insurance expense primarily related to the reduction of reserves related to previous year’s medical claims estimates.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended September 30, 2008 were $7.0 million, or 21.5% of net revenue compared to $5.6 million, or 19.5% of net revenue, for the same period in the prior year. The $1.4 million increase is primarily due to a $0.5 million increase in fuel expense, $0.3 million recorded as a result of increasing our Medicare reserve contingency related to the Ohio compliance matter, and a $0.3 million increase in operating supplies.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48 and the completion of a financial statement restatement.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$31,784	$31,509	$275	0.9%
Other services	10,402	9,672	730	7.5%

Total net revenue	$42,186	$41,181	$1,005	2.4%

Segment profit	$4,551	$3,705	$846	22.8%

Segment profit margin	10.8%	9.0%

Medical transports	59,838	60,374	(536)	(0.9)%

Wheelchair transports	1,580	1,814	(234)	(12.9)%

Net Medical Transport APC	$525	$512	$13	2.5%

Fire subscriptions at period end	72,108	75,945	(3,837)	(5.1)%

DSO	59	60	(1)	(1.7)%

Revenue

The increase in ambulance services revenue was related to a $0.8 million increase in net medical transport APC offset by a $0.3 million decrease related to medical transport volume and a $0.2 million decrease in ambulance subsidies. Medical transports decreased primarily due to the loss of transports related to the loss of a 911 contract in Tempe, Arizona. We expect an annual decrease of approximately 7,700 transports related to the loss of this contract. The decrease in wheelchair transports results from an ongoing strategic effort to call screen non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. Other services revenue increased primarily due to a $0.5 million increase in fire subscription revenue driven by higher subscription rates and more commercial subscribers and a $0.4 million increase in master fire contract fees.

Payroll and employee benefits

Payroll and employee benefits for the three months ended September 30, 2008 were $24.6 million, or 58.4% of net revenue, compared to $25.3 million, or 61.4% of net revenue, for the same period in the prior year. The $0.7 million decrease was primarily due to a $0.5 million decrease in health insurance expense related to the reduction of reserves from previous year’s medical claims estimates.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended September 30, 2008 were $10.1 million, or 23.9% of net revenue, compared to $9.1 million, or 22.2% of net revenue, for the same period in the prior year. The $1.0 million increase is primarily due to $0.4 million increase in fuel expense. The balance of the increase in operating expenses is due to less significant changes in other administrative expenses.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48 and the completion of a financial statement restatement.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports wheelchair transports, net medical transport APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$27,301	$25,705	$1,596	6.2%
Other services	393	399	(6)	(1.5)%

Total net revenue	$27,694	$26,104	$1,590	6.1%

Segment profit	$2,164	$1,647	$517	31.4%

Segment profit margin	7.8%	6.3%

Medical transports	74,839	74,710	129	0.2%

Wheelchair transports	8,554	7,581	973	12.8%

Net Medical Transport APC	$320	$299	$21	7.0%

DSO	82	94	(12)	(12.8)%

Revenue

The $1.6 million increase in ambulance services revenue was primarily due to a $1.0 million increase in same service area revenue and a $0.6 million increase in new contract revenue in Washington. The same service area revenue increase included $1.5 million of increases related to net medical APC offset by a $0.5 million decrease related to medical transport volume in same service areas. The increase in net medical transport APC is reflective of changes in service level mix. The increase in wheelchair transports reflects the increased volume in San Diego and in Washington markets related to new contracts providing a compliment of services.

Payroll and employee benefits

Payroll and employee benefits for the three months ended September 30, 2008 were $15.1 million, or 54.5% of net revenue, compared to $14.9 million, or 57.1% of net revenue, for the same period in the prior year. The $0.2 million increase is primarily due to a $0.5 million increase from annual base rate cost of living adjustments and competitive wages to achieve optimum staffing levels offset by a $0.3 million decrease in health insurance expense primarily related to the reduction of reserves from the previous year’s medical claims estimates.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended September 30, 2008 were $8.9 million, or 32.3% of net revenue, compared to $8.1 million, or 31.0% of net revenue, for the same period in the prior year. The $0.8 million increase is primarily due to a $0.3 million increase related to fuel expense and a $0.2 million increase in operating supplies.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48 and the completion of a financial statement restatement.

Critical Accounting Estimates and Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, general liability and workers’ compensation claim reserves and deferred tax asset recoverability. We base our estimates on historical experience and various assumptions we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting policies as critical to understanding our results of operations. The discussion below is not intended to represent a comprehensive list of our accounting policies.

Revenue Recognition

A significant portion of our revenue is generated in the highly regulated and complex healthcare industry. Ambulance services revenue is recognized when services are provided to our patients and are recorded net of estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. We use sophisticated financial models to estimate the provisioning for both contractual allowances and uncompensated care by looking at current service levels, payer mix known at the time of transport and incorporating historical trend information by service area. The evaluation of these data points, along with our interpretation of Medicare, Medicaid and various commercial insurance provider rules and regulations is highly complicated and subjective. If our interpretation or our analysis surrounding historical data is incorrect, revenue could be overstated or understated. A 1% change in our estimate of revenue collectability would have impacted the company by $2.1 million for the three months ended September 30, 2008. Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $79.7 million for the three months ended September 30, 2008 and $72.2 million for the three months ended September 30, 2007. The estimate for uncompensated care on gross ambulance services revenue from continuing operations totaled $30.6 million for the three months ended September 30, 2008 and $30.4 million for the three months ended September 30, 2007.

Revenue generated under fire protection service contracts is recognized over the life of the contract. Fire subscription fees, which are generally received in advance, are deferred and recognized on a pro-rata basis over the term of the subscriptions agreement, which is generally one year. Additionally, we charge enrollment fees for new subscribers under our fire protection service contracts. Such fees are deferred and recognized over the estimated customer relationship period of nine years.

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

We retain certain levels of exposure with respect to our general liability and workers’ compensation programs and purchase coverage from third-party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for claims, both reported and an estimate of incurred but not reported claims, on a gross basis using currently available information as well as our historical claims experience. We also recognize a receivable from our insurers for amounts expected to be recovered in excess of our retention. We periodically evaluate the financial capacity of our insurers to assess the recoverability of the related receivables.

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

Reserves related to workers’ compensation claims totaled $11.5 million and $11.2 million at September 30, 2008 and June 30, 2008, respectively. Reserves related to general liability claims totaled $30.5 million and $29.7 million at September 30, 2008 and June 30, 2008, respectively.

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

We have available to us, upon compliance with certain conditions, a $20 million revolving credit facility, less any letters of credit outstanding under the $10 million sub-line within the revolving credit facility. There were no amounts outstanding under the revolving credit facility at September 30, 2008.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, management bonuses, 401(k) employer matching contributions, defined benefit pension plan contributions, income tax payments, workers compensation and general liability insurance premium deposits, and capital expenditures.

The table below summarizes cash flow information for the three months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$12,611	$7,947
Net cash used in investing activities	(4,071)	(4,810)
Net cash used in financing activities	(7,098)	(5,309)

Operating Activities

Net cash provided by operating activities totaled $12.6 million and $7.9 million for the three months ended September 30, 2008 and 2007, respectively. The $4.7 million increase in net cash provided by operating activities was primarily due to changes in working capital.

We had working capital of $46.6 million at September 30, 2008, including cash and cash equivalents of $17.3 million, compared to working capital of $48.1 million, including cash and cash equivalents of $15.9 million, at June 30, 2008. The increase in working capital as of September 30, 2008 is primarily related to an increase in deferred income taxes and cash and cash equivalents.

Investing Activities

Net cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We periodically invest excess funds in highly liquid, short-term taxable auction rate securities. We had no purchases and sales of such securities during the three months ended September 30, 2008 and net purchases of $2.5 million during the three months ended September 30, 2007. We had capital expenditures totaling $4.1 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively.

Financing Activities

Financing activities include the repayment of debt, the issuance of debt and costs incurred to issue new debt or modify existing debt, tax benefits from the exercise of stock options, proceeds from the issuance of common stock and minority shareholder distributions. During the three months ended September 30, 2008, we made a $7.0 million voluntary principal payment on our Term Loan B.

During the three months ended September 30, 2007, we made $5.0 million of voluntary principal payments on our Term Loan B, experienced a $0.1 million decrease in proceeds from the exercise of stock options and made $0.3 million in distributions to the City of San Diego. Tax benefits resulting from stock option exercises decreased $0.1 million during the three months ended September 30, 2007.

Debt Covenants

The 2005 Credit Facility, Senior Subordinated Notes and Senior Discount Notes include various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2005 Credit Facility, as amended, requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a maximum total leverage ratio, a minimum interest expense coverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company, as a holding company, and other matters customarily restricted in such agreements. The financial covenants related to the Senior Subordinated Notes and the Senior Discount Notes are similar to or less restrictive than those under the 2005 Credit Agreement. The table below sets forth information regarding certain of the financial covenants under the 2005 Credit Agreement.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be achieved at
			December 31, 2008	March 31, 2009	June 30, 2009
Debt leverage ratio	< 4.25	3.66	< 4.25	< 4.25	< 3.75
Interest expense coverage ratio	> 2.25	2.61	> 2.25	> 2.25	> 2.25
Fixed charge coverage ratio	> 1.10	1.31	> 1.10	> 1.10	> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	N/A	< $27.5 million
New business capital expenditure (2)	N/A	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.
(2)	Measured annually at June 30th.

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at September 30, 2008 as shown above.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS 141, Business Combinations, establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is the fiscal year beginning July 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material effect on our consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, (“SFAS 160”). SFAS 160 Amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary.

Specifically, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation are accounted for as equity with no gain or loss recognition in the income statement. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. SFAS 160, which is effective for us at the beginning of the 2010 fiscal year, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. We are evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. We adopted SFAS 159 on July 1, 2008 and have elected not to measure any financial instruments or other items at fair value as of that date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements; however, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for us on July 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 effective July 1, 2008 with respect to our financial assets and liabilities did not have a material impact on our consolidated financial statements. We intend to adopt the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective July 1, 2009 pursuant to the requirements of FSP 157-2, and are currently evaluating the potential impact on our financial position and results of operations. SFAS 157 will impact accounting for fair values associated primarily with assets such as property, plant and equipment, intangible assets, goodwill upon non-recurring events such as business combinations, asset impairments, sales and goodwill impairment, among others.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 3.50% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.50%. Based on current amounts outstanding under Term Loan B at September 30, 2008, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.7 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at September 30, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e)) as of the end of the period covered by this Quarterly Report. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the three month period ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Note 10 to the Consolidated Financial Statements is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

Item 6.	Exhibits

Exhibits
4.1	Amendment No. 1 dated as of September 15, 2008 to the certain Stockholders Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent. (1)

10.1	Management Incentive Plan for 2009 (effective commencing Fiscal 2009) (2)

10.2	Form of Indemnification Agreement by and between Registrant and its officers and directors (3)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 18, 2008.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 13, 2008.
(3)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: November 10, 2008	By:	/s/ JACK E. BRUCKER
Jack E. Brucker,
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KRISTINE B. PONCZAK
Kristine B. Ponczak,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA BERLINSKI
Donna Berlinski,
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

4.1	Amendment No. 1 dated as of September 15, 2008 to the certain Stockholders Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent. (1)

10.1	Management Incentive Plan for 2009 (effective commencing Fiscal 2009) (2)

10.2	Form of Indemnification Agreement by and between Registrant and its officers and directors(3)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 18, 2008.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 13, 2008.
(3)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 15, 2008.