Form 10-Q
period 2008-12-31
RURAL/METRO CORP /DE/
filed 2009-02-09
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

There were 24,844,103 shares of the registrant’s Common Stock outstanding on February 5, 2009.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2008

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$19,592	$15,907
Accounts receivable, net	70,330	76,131
Inventories	8,410	8,456
Deferred income taxes	25,832	22,263
Prepaid expenses and other	18,092	18,946

Total current assets	142,256	141,703

Property and equipment, net	48,513	46,938
Goodwill	37,700	37,700
Deferred income taxes	45,064	50,773
Insurance deposits	802	989
Other assets	14,772	16,108

Total assets	$289,107	$294,211

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,600	$16,147
Accrued liabilities	54,255	55,139
Deferred revenue	21,460	21,901
Current portion of long-term debt	456	374

Total current liabilities	89,771	93,561

Long-term debt, net of current portion	277,024	279,017
Other long-term liabilities	27,742	29,536

Total liabilities	394,537	402,114

Commitments and contingencies (Note 13)
Minority interest	2,458	1,966

Stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,842,726 and 24,822,726 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively.	248	248
Additional paid-in capital	155,037	154,918
Treasury stock, 96,246 shares at both December 31, 2008 and June 30, 2008	(1,239)	(1,239)
Accumulated other comprehensive loss	(420)	(439)
Accumulated deficit	(261,514)	(263,357)

Total stockholders’ deficit	(107,888)	(109,869)

Total liabilities, minority interest and stockholders’ deficit	$289,107	$294,211

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net revenue	$120,970	$117,286	$245,396	$234,637

Operating expenses:
Payroll and employee benefits	75,723	73,736	152,156	147,864
Depreciation and amortization	3,787	3,131	7,181	6,182
Other operating expenses	27,949	29,231	57,713	56,121
General/auto liability insurance expense	2,413	2,120	5,883	5,920
Gain on sale of assets	(50)	(1,299)	(246)	(1,296)

Total operating expenses	109,822	106,919	222,687	214,791

Operating income	11,148	10,367	22,709	19,846
Interest expense	(7,763)	(8,010)	(15,576)	(15,760)
Interest income	33	92	148	234

Income from continuing operations before income taxes and minority interest	3,418	2,449	7,281	4,320
Income tax provision	(1,965)	(1,443)	(4,204)	(2,409)
Minority interest	(215)	(259)	(742)	(764)

Income from continuing operations	1,238	747	2,335	1,147
Income (loss) from discontinued operations, net of income taxes	(167)	7	(492)	18

Net income	$1,071	$754	$1,843	$1,165

Income (loss) per share:
Basic -
Income from continuing operations	$0.05	$0.03	$0.09	$0.05
Income (loss) from discontinued operations	(0.01)	0.00	(0.02)	0.00

Net income	$0.04	$0.03	$0.07	$0.05

Diluted -
Income from continuing operations	$0.05	$0.03	$0.09	$0.05
Income (loss) from discontinued operations	(0.01)	0.00	(0.02)	0.00

Net income	$0.04	$0.03	$0.07	$0.05

Average number of common shares outstanding - Basic	24,826	24,764	24,824	24,751

Average number of common shares outstanding - Diluted	24,910	24,950	24,913	24,969

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2008	24,822,726	$248	$154,918	$(1,239)	$(263,357)	$(439)	$(109,869)
Stock-based compensation expense	—	—	117	—	—	—	117
Issuance of common stock under Stock Option Plans	20,000	—	2	—	—	—	2
Comprehensive income, net of tax:
Net income	—	—	—	—	1,843	—	1,843

Other comprehensive income, net of tax
Defined benefit pension plan:
Net amortization of prior service cost	—	—	—	—	—	19	19

Other comprehensive income							19

Comprehensive income							1,862

Balance at December 31, 2008	24,842,726	$248	$155,037	$(1,239)	$(261,514)	$(420)	$(107,888)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,843	$1,165
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	7,181	6,343
Non-cash adjustments to insurance claims reserves	(1,453)	(4,466)
Accretion of 12.75% Senior Discount Notes	4,830	4,268
Deferred income taxes	2,128	1,205
Tax benefit from the exercise of stock options	—	(75)
Amortization of deferred financing costs	1,089	1,021
Loss on disposal of property and equipment	52	286
Earnings of minority shareholder	742	764
Stock based compensation expense	117	—
Change in assets and liabilities -
Accounts receivable	5,801	(7,841)
Inventories	46	(145)
Prepaid expenses and other	2,014	2,015
Insurance deposits	187	(264)
Other assets	152	1,462
Accounts payable	(2,591)	2,636
Accrued liabilities	(1,686)	2,534
Deferred revenue	(441)	(1,655)
Other liabilities	(680)	563

Net cash provided by operating activities	19,331	9,816

Cash flows from investing activities:
Purchases of short-term investments	—	(5,000)
Sales of short-term investments	—	5,000
Capital expenditures	(8,191)	(7,525)
Proceeds from the sale of property and equipment	—	5

Net cash used in investing activities	(8,191)	(7,520)

Cash flows from financing activities:
Repayment of debt	(7,207)	(6,319)
Issuance of debt	—	1,300
Cash paid for debt issuance costs	—	(850)
Tax benefit from the exercise of stock options	—	75
Issuance of common stock	2	58
Distributions to minority shareholders	(250)	(500)

Net cash used in financing activities	(7,455)	(6,236)

Increase (decrease) in cash and cash equivalents	3,685	(3,940)
Cash and cash equivalents, beginning of period	15,907	6,181

Cash and cash equivalents, end of period	$19,592	$2,241

Supplemental disclosure of non-cash operating activities:
Increase in current assets and accrued liabilities for general liability insurance claim	$1,160	$—

Increase in accumulated deficit, other liabilities and decrease in deferred taxes upon adoption of FIN 48	$—	$12,826

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$1,402	$55

Note payable incurred for software licenses	$—	$354

Debt issuance costs funded by liabilities	$—	$7

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended December 31, 2008 and 2007 are not necessarily indicative of the results of operations for the full fiscal year.

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

During the second quarter of fiscal 2009, the Company determined that certain leasehold improvements were being depreciated over useful lives longer than the term of the related leases. The Company assessed the materiality of this error on prior periods’ consolidated financial statements and on the first and second quarters of fiscal 2009 in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the error was not material to any such periods. Therefore, the cumulative effect of this error was recorded as an adjustment in the second quarter of fiscal 2009. The effect of this adjustment to the Consolidated Statements of Operations for the three and six months ended December 31, 2008 was to increase operating expenses by approximately $0.2 million and to decrease net income by approximately $0.1 million. The adjustment did not impact income (loss) from discontinued operations. The adjustment also decreased net property and equipment on the Consolidated Balance Sheet as of December 31, 2008 by approximately $0.2 million. There was no associated net impact on the Statement of Cash Flows for the six months ended December 31, 2008.

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three and six months ended December 31, 2007 reflect certain reclassifications for discontinued operations as described in Note 11. These reclassifications have no effect on previously reported net income (loss). In addition, certain reclassifications have been made to the December 31, 2007 Consolidated Statement of Cash Flows in order to be comparable to the December 31, 2008 presentation.

(2) Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132R-1”). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. Accordingly, the Company intends to adopt FSP SFAS 132R-1 in fiscal year 2010. The Company is currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements and related disclosures.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation (“FIN”) No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP SFAS No. 140-4 and FIN No. 46R-8”). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the Company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after December 15, 2008. Accordingly, the Company has adopted FSP SFAS 140-4 and FIN No. 46R-8 in the second quarter of fiscal 2009. See Note 3 to the consolidated financial statements for details on adoption of FSP SFAS 140-4 and FIN No. 46R-8.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161, which expands and amends the disclosure requirements of SFAS 133, is intended to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 in the second quarter of fiscal 2009 which did not have a material effect on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS 141, Business Combinations. SFAS 141(R) establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is the fiscal year 2010. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. SFAS 160, which is effective for the Company at the beginning of the fiscal year 2010, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements and related disclosures.

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

(3) Adoption of FSP SFAS No. 140-4 and FIN No. 46R-8

FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities (revised December 2003), an Interpretation of ARB No. 51 (“FIN 46R”) requires a company to consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (“VIE”). FIN 46R provides guidance as to the definition of a VIE and requires that such VIEs be consolidated if the interest in the entity has certain characteristics including: voting rights not proportional to ownership and the right to receive the majority of expected residual returns or the requirement to absorb a majority of the expected losses. Additionally, the party exposed to the majority of the risks and rewards is the entity’s primary beneficiary, and the primary beneficiary must consolidate the entity.

In 2003, the Company determined that its investment in San Diego Medical Services Enterprise, LLC (SDSME), the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that the Company is the primary beneficiary. The determination was made because:

•	The Company is entitled to a 50% interest in the profits and losses of SDSME based on ownership percentage, but is only entitled to a 40% interest in voting;

•

SDSME operates as the emergency services provider to the City of San Diego and certain surrounding areas. The Company provides emergency services personnel as well as administrative functions such as billing, purchasing and accounting to SDSME. Therefore substantially all of SDSME’s activities involve the Company; and

•	If cumulative losses exceed a determined threshold, the Company must absorb 100% of losses above that threshold.

Accordingly, the Company’s investment in SDMSE must be consolidated under FIN 46R. The Company began consolidating SDSME during the fiscal year ended June 30, 2003 based on its analysis under FASB FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”) and restated prior periods as allowed under FIN 46.

The Company believes, based on the historical financial performance of SDSME, that the probability is remote that SDSME’s losses will exceed the cumulative threshold and require the Company to absorb 100% of the additional losses.

The assets held by SDSME are generally not available for use by the Company. SDSME’s operations are financed through solely from cash flows from operations.

Under FIN 46R, the Company must reassess the VIE status if there are changes in the entity’s capital structure and/or in its activities or assets. The status of SDSME as a VIE has not changed since the adoption of FIN 46.

(4) Share-Based Compensation

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense of the grant recipients’ requisite service periods, in accordance with SFAS No. 123(R), Share-Based Payment. The share-based compensation expense that the Company recognized in our Consolidated Statements of Operations by type of award for the three and six months ended December 31, 2008 and December 31, 2007 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Restricted stock unit compensation expense	$58	$—	$96	$—
Stock appreciation rights expense	14	—	21	—

Total share-based compensation	$72	$—	$117	$—

The increase in share-based compensation expense was the result of new awards in fiscal 2009, compared to fiscal 2008 when no awards were made and all share-based awards were fully vested.

As of December 31, 2008, the total unrecognized share-based compensation expense was $0.5 million. The remaining unrecognized share-based compensation expense will be recognized over a weighted average period of 2.6 years.

(5) Sale of Accounts Receivable

The Company has entered into transactions to sell certain of its previously written-off self pay accounts receivables to an unrelated third party. The Company accounted for each transaction as a sale since they met the applicable criteria of SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. The resulting gains were equal to proceeds received since the Company had previously removed the receivables from the balance sheet upon concluding they would not be collected. Income from continuing operations for the three and six months ended December 31, 2008 includes $0.1 million and $0.3 million, respectively, and income (loss) from discontinued operations for the three and six months ended December 31, 2008 includes $1,000 and $10,800, respectively of gains recognized in connection with these sales. Income from continuing operations and income (loss) from discontinued operations for the three and six months ended December 31, 2007 includes $1.6 million and $0.3 million, respectively, of gains recognized in connection with these sales. The gains associated with the Company’s continuing operations are included within (gain) loss on sale of assets in the consolidated statement of operations. The proceeds received in connection with these transactions are a component of cash provided by operating activities in the consolidated statement of cash flows for the six months ended December 31, 2008 and 2007.

(6) General/Auto Liability and Workers’ Compensation Insurance Plans

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

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. In April 2007, a jury awarded the plaintiff compensatory damages totaling $12.1 million, which includes prejudgment interest of $0.5 million. The Company has filed a motion to appeal. Interest continues to accrue while on appeal. The Company is covered under an automobile liability insurance program and maintains excess insurance with coverage limits in excess of the award, for the related policy year. The Company has recorded a liability of $12.7 million and $11.6 million at December 31, and June 30, 2008, respectively, for the difference between the award plus accrued interest and the self-insured deductible with an offsetting receivable representing the amount due from the insurer. The liability has been classified as a component of accrued liabilities and the offsetting receivable has been classified as a component of prepaid expenses and other on the consolidated balance sheets as of December 31, 2008 and June 30, 2008.

The classification of general/auto liability related amounts in the consolidated balance sheets as of December 31, and June 30, 2008 is as follows (in thousands):

	December 31, 2008	June 30, 2008
Receivables from insurers included in prepaid expenses and other	$12,725	$11,565
Receivables from insurers included in other assets	2,160	2,959

Total general/auto liability related assets	14,885	14,524

Claims reserves included in accrued liabilities	17,166	16,499
Claims reserves included in other liabilities	11,628	13,162

Total general/auto liability related liabilities	28,794	29,661

Net general/auto liability related liabilities	$13,909	$15,137

Workers’ Compensation

The Company has a per occurrence self-insured retention for the policy periods which cover May 2005 through April 2009. The Company’s aggregate retention limit for those periods is unlimited. For policy years prior to May 2002, policies also included a per-occurrence retention with no annual aggregate limit. For the policy periods May 2002 through May 2005, the Company purchased a first dollar coverage program with a retrospectively rated endorsement whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts. Management reviews its insurance claim reserves semi-annually and engages its independent actuaries to assist in updating estimates of the Company’s insurance claims reserves, receivables from insurers and premium receivable/liabilities.

The classification of workers’ compensation related amounts in the consolidated balance sheets as of December 31, and June 30, 2008 is as follows (in thousands):

	December 31, 2008	June 30, 2008
Receivables from insurers included in other assets	$610	$563
Insurance deposits included in prepaid expenses and other	400	505
Insurance deposits	802	989

Total workers’ compensation related assets	1,812	2,057

Claims reserves and premium liabilities included in accrued liabilities	4,650	4,207
Claims reserves included in other liabilities	6,605	7,036

Total workers’ compensation related liabilities	11,255	11,243

Net workers’ compensation related liabilities	$9,443	$9,186

(7) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	December 31, 2008	June 30, 2008
Senior Secured Term Loan B due March 2011	$71,000	$78,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	80,593	75,763
Other obligations, at varying rates from 5.90% to 14.64%, due through 2013	887	628

Long-term debt	277,480	279,391
Less: Current maturities	(456)	(374)

Long-term debt, net of current maturities	$277,024	$279,017

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 3.50% per annum, based on contractual periods from one to six months in length at the option of the Company, through its wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”). At December 31, 2008, $61.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 6.32% per annum, while the remaining $10.0 million was under a LIBOR option three-month contract accruing interest at 6.01% per annum based on the interest rate contracts in effect at that time. At June 30, 2008, $78.0 million of the outstanding Term Loan B balance was under a LIBOR three-month contract accruing interest at 6.27% per annum.

The Company has capitalized $15.5 million of expenses associated with obtaining its outstanding debt and is amortizing these costs as interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $6.9 million and $8.0 million at December 31, 2008 and June 30, 2008, respectively and are included in other assets in the consolidated balance sheet.

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

At December 31, 2008, the Company had outstanding letters of credit of $41.8 million, primarily in support of general/auto liability insurance and workers’ compensation insurance programs. The outstanding letters of credit at December 31, 2008 applicable to the Company’s $45.0 million Letter of Credit Facility totaled $40.6 million. The Company’s $20.0 million Revolving Credit Facility, which was undrawn at December 31, 2008, includes a letter of credit sub-line in the amount of $10.0 million and any letters of credit issued under the sub-line reduce the amount of drawings available under the Revolving Loan Facility by the amount of such letters of credit.

The senior secured credit facility (the “2005 Credit Facility”), the $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and the $93.5 million aggregate principal amount at maturity 12.75% senior discount notes due 2016 (the “Senior Discount Notes”) include various financial and non-financial covenants as well as quarterly and annual financial reporting obligations.

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

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be achieved at
			March 31, 2009	June 30, 2009	September 30, 2009
Debt leverage ratio	< 4.25	3.53	< 4.25	< 3.75	< 3.75
Interest expense coverage ratio	> 2.25	2.79	> 2.25	> 2.25	> 2.25
Fixed charge coverage ratio	> 1.10	1.39	> 1.10	> 1.10	> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	< $27.5 million	< $30.0 million
New business capital expenditure (2)	N/A	N/A	N/A	< $4.0 million	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.
(2)	Measured annually at June 30.

The Company was in compliance with all of its covenants under its 2005 Credit Facility at December 31, 2008.

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

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Consolidating financial information for Rural/Metro Corporation (which is reflected as “Parent” in the following tables), the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FIN 46. Certain financial information relating to prior years has been reclassified to conform to the current year presentation, including reclassifications related to discontinued operations.

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$18,120	$1,472	$—	$19,592	$—	$19,592
Accounts receivable, net	—	—	—	62,662	7,668	—	70,330	—	70,330
Inventories	—	—	—	8,410	—	—	8,410	—	8,410
Deferred income taxes	—	—	—	25,832	—	—	25,832	—	25,832
Prepaid expenses and other	—	1	—	18,091	—	—	18,092	—	18,092

Total current assets	—	1	—	133,115	9,140	—	142,256	—	142,256
Property and equipment, net	—	—	—	48,312	201	—	48,513	—	48,513
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	45,064	—	—	45,064	—	45,064
Insurance deposits	—	—	—	802	—	—	802	—	802
Other assets	1,411	5,519	—	7,317	525	—	13,361	—	14,772
Due from (to) affiliates (1)	—	55,351	125,000	(52,173)	(3,178)	(125,000)	—	—	—
Due from (to) Parent Company	(55,316)	55,316	—	—	—	—	55,316	—	—
LLC investment in subsidiaries	—	111,428	—	—	—	(111,428)	—	—	—
Parent Company investment in LLC	26,610	—	—	—	—	—	—	(26,610)	—

Total assets	$(27,295)	$227,615	$125,000	$220,137	$6,688	$(236,428)	$343,012	$(26,610)	$289,107

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$12,374	$1,226	$—	$13,600	$—	$13,600
Accrued liabilities	—	5,005	—	48,702	548	—	54,255	—	54,255
Deferred revenue	—	—	—	21,460	—	—	21,460	—	21,460
Current portion of long-term debt	—	—	—	456	—	—	456	—	456

Total current liabilities	—	5,005	—	82,992	1,774	—	89,771	—	89,771

Long-term debt, net of current portion (1)	80,593	196,000	125,000	431	—	(125,000)	196,431	—	277,024
Other liabilities	—	—	—	27,742	—	—	27,742	—	27,742

Total liabilities	80,593	201,005	125,000	111,165	1,774	(125,000)	313,944	—	394,537

Minority interest	—	—	—	—	—	2,458	2,458	—	2,458

Stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	155,037	—	—	74,770	20	(74,790)	—	—	155,037
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive loss	(420)	—	—	—	—	—	—	—	(420)
Accumulated deficit	(261,514)	—	—	34,112	4,894	(39,006)	—	—	(261,514)
Member equity	—	26,610	—	—	—	—	26,610	(26,610)	—

Total stockholders’ equity (deficit)	(107,888)	26,610	—	108,972	4,914	(113,886)	26,610	(26,610)	(107,888)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(27,295)	$227,615	$125,000	$220,137	$6,688	$(236,428)	$343,012	$(26,610)	$289,107

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at December 31, 2008 consists of equity and due to affiliates totaling an amount equal to $100.

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

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$117,639	$10,756	$(7,425)	$120,970	$—	$120,970

Operating expenses:
Payroll and employee benefits	60	—	—	75,639	24	—	75,663	—	75,723
Depreciation and amortization	—	—	—	3,787	—	—	3,787	—	3,787
Other operating expenses	12	—	—	25,182	10,180	(7,425)	27,937	—	27,949
General/auto liability insurance expense	—	—	—	2,296	117	—	2,413	—	2,413
Loss on sale of assets	—	—	—	(50)	—	—	(50)	—	(50)

Total operating expenses	72	—	—	106,854	10,321	(7,425)	109,750	—	109,822

Operating income	(72)	—	—	10,785	435	—	11,220	—	11,148
Equity in earnings of subsidiaries	3,696	8,822	—	—	—	(8,822)	—	(3,696)	—
Interest expense (1)	(2,553)	(5,126)	—	(84)	—	—	(5,210)	—	(7,763)
Interest income	—	—	—	36	(3)	—	33	—	33

Income from continuing operations before income taxes and minority interest	1,071	3,696	—	10,737	432	(8,822)	6,043	(3,696)	3,418
Income tax provision	—	—	—	(1,965)	—	—	(1,965)	—	(1,965)
Minority interest	—	—	—	—	—	(215)	(215)	—	(215)

Income from continuing operations	1,071	3,696	—	8,772	432	(9,037)	3,863	(3,696)	1,238
Loss from discontinued operations, net of income taxes	—	—	—	(167)	—	—	(167)	—	(167)

Net income	$1,071	$3,696	$—	$8,605	$432	$(9,037)	$3,696	$(3,696)	$1,071

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$113,508	$10,913	$(7,135)	$117,286	$—	$117,286

Operating expenses:
Payroll and employee benefits	—	—	—	73,705	31	—	73,736	—	73,736
Depreciation and amortization	—	—	—	3,130	1	—	3,131	—	3,131
Other operating expenses	—	—	—	26,126	10,240	(7,135)	29,231	—	29,231
General/auto liability insurance expense	—	—	—	1,988	132	—	2,120	—	2,120
Loss on sale of assets	—	—	—	(1,299)	—	—	(1,299)	—	(1,299)

Total operating expenses	—	—	—	103,650	10,404	(7,135)	106,919	—	106,919

Operating income	—	—	—	9,858	509	—	10,367	—	10,367
Equity in earnings of subsidiaries	2,993	8,718	—	—	—	(8,718)	—	(2,993)	—
Interest expense (1)	(2,239)	(5,725)	—	(46)	—	—	(5,771)	—	(8,010)
Interest income	—	—	—	84	8	—	92	—	92

Income from continuing operations before income taxes and minority interest	754	2,993	—	9,896	517	(8,718)	4,688	(2,993)	2,449
Income tax provision	—	—	—	(1,443)	—	—	(1,443)	—	(1,443)
Minority interest	—	—	—	—	—	(259)	(259)	—	(259)

Income from continuing operations	754	2,993	—	8,453	517	(8,977)	2,986	(2,993)	747
Income from discontinued operations, net of income taxes	—	—	—	7	—	—	7	—	7

Net income	$754	$2,993	$—	$8,460	$517	$(8,977)	$2,993	$(2,993)	$754

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$238,177	$22,214	$(14,995)	$245,396	$—	$245,396

Operating expenses:
Payroll and employee benefits	93	—	—	152,015	48	—	152,063	—	152,156
Depreciation and amortization	—	—	—	7,181	—	—	7,181	—	7,181
Other operating expenses	24	—	—	52,225	20,459	(14,995)	57,689	—	57,713
General/auto liability insurance expense	—	—	—	5,667	216	—	5,883	—	5,883
Loss on sale of assets	—	—	—	(246)	—	—	(246)	—	(246)

Total operating expenses	117	—	—	216,842	20,723	(14,995)	222,570	—	222,687

Operating income	(117)	—	—	21,335	1,491	—	22,826	—	22,709
Equity in earnings of subsidiaries	6,891	17,366	—	—	—	(17,366)	—	(6,891)	—
Interest expense (1)	(4,931)	(10,475)	—	(170)	—	—	(10,645)	—	(15,576)
Interest income	—	—	—	154	(6)	—	148	—	148

Income from continuing operations before income taxes and minority interest	1,843	6,891	—	21,319	1,485	(17,366)	12,329	(6,891)	7,281
Income tax provision	—	—	—	(4,204)	—	—	(4,204)	—	(4,204)
Minority interest	—	—	—	—	—	(742)	(742)	—	(742)

Income from continuing operations	1,843	6,891	—	17,115	1,485	(18,108)	7,383	(6,891)	2,335
Loss from discontinued operations, net of income taxes	—	—	—	(492)	—	—	(492)	—	(492)

Net income	$1,843	$6,891	$—	$16,623	$1,485	$(18,108)	$6,891	$(6,891)	$1,843

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$227,269	$21,708	$(14,340)	$234,637	$—	$234,637

Operating expenses:
Payroll and employee benefits	—	—	—	147,803	61	—	147,864	—	147,864
Depreciation and amortization	—	—	—	6,182	—	—	6,182	—	6,182
Other operating expenses	—	—	—	50,578	19,883	(14,340)	56,121	—	56,121
General/auto liability insurance expense	—	—	—	5,664	256	—	5,920	—	5,920
Loss on sale of assets	—	—	—	(1,296)	—	—	(1,296)	—	(1,296)

Total operating expenses	—	—	—	208,931	20,200	(14,340)	214,791	—	214,791

Operating income	—	—	—	18,338	1,508	—	19,846	—	19,846
Equity in earnings of subsidiaries	5,535	16,864	—	—	—	(16,864)	—	(5,535)	—
Interest expense (1)	(4,370)	(11,329)	—	(61)	—	—	(11,390)	—	(15,760)
Interest income	—	—	—	215	19	—	234	—	234

Income from continuing operations before income taxes and minority interest	1,165	5,535	—	18,492	1,527	(16,864)	8,690	(5,535)	4,320
Income tax provision	—	—	—	(2,409)	—	—	(2,409)	—	(2,409)
Minority interest	—	—	—	—	—	(764)	(764)	—	(764)

Income from continuing operations	1,165	5,535	—	16,083	1,527	(17,628)	5,517	(5,535)	1,147
Income from discontinued operations, net of income taxes	—	—	—	18	—	—	18	—	18

Net income	$1,165	$5,535	$—	$16,101	$1,527	$(17,628)	$5,535	$(5,535)	$1,165

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$1,843	$6,891	$—	$16,623	$1,485	$(18,108)	$6,891	$(6,891)	$1,843
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	7,181	—	—	7,181	—	7,181
Non-cash adjustments to insurance claims reserves	—	—	—	(1,453)	—	—	(1,453)	—	(1,453)
Accretion of 12.75% Senior Discount Notes	4,830	—	—	—	—	—	—	—	4,830
Deferred income taxes	—	—	—	2,128	—	—	2,128	—	2,128
Tax benefit from the exercise of stock options	—	—	—	—	—	—	—	—	—
Amortization of deferred financing costs	99	990	—	—	—	—	990	—	1,089
Loss on disposal of property and equipment	—	—	—	52	—	—	52	—	52
Earnings of minority shareholder	—	—	—	—	—	742	742	—	742
Stock-based compensation	117	—	—	—	—	—	—	—	117
Changes in assets and liabilities -
Accounts receivable	—	—	—	5,622	179	—	5,801	—	5,801
Inventories	—	—	—	46	—	—	46	—	46
Prepaid expenses and other	—	3	—	2,011	—	—	2,014	—	2,014
Insurance deposits	—	—	—	187	—	—	187	—	187
Other assets	—	—	—	152	—	—	152	—	152
Accounts payable	—	—	—	(1,942)	(649)	—	(2,591)	—	(2,591)
Accrued liabilities	—	(45)	—	(1,830)	189	—	(1,686)	—	(1,686)
Deferred revenue	—	—	—	(441)	—	—	(441)	—	(441)
Other liabilities	—	—	—	(680)	—	—	(680)	—	(680)

Net cash provided by operating activities	6,889	7,839	—	27,656	1,204	(17,366)	19,333	(6,891)	19,331

Cash flows from investing activities:
Capital expenditures	—	—	—	(8,191)	—	—	(8,191)	—	(8,191)

Net cash used in investing activities	—	—	—	(8,191)	—	—	(8,191)	—	(8,191)

Cash flows from financing activities:
Repayment of debt	—	(7,000)	—	(207)	—	—	(7,207)	—	(7,207)
Tax benefit from the exercise of stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock	2	—	—	—	—	—	—	—	2
Distribution to minority shareholders	—	—	—	—	(250)	—	(250)	—	(250)
Distribution to Rural/Metro LLC	—	250	—	—	(250)	—	—	—	—
Due to/from affiliates	(6,891)	(1,089)	—	(16,292)	15	17,366	—	6,891	—

Net cash used in financing activities	(6,889)	(7,839)	—	(16,499)	(485)	17,366	(7,457)	6,891	(7,455)

Increase in cash and cash equivalents	—	—	—	2,966	719	—	3,685	—	3,685
Cash and cash equivalents, beginning of period	—	—	—	15,154	753	—	15,907	—	15,907

Cash and cash equivalents, end of period	$—	$—	$—	$18,120	$1,472	$—	$19,592	$—	$19,592

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$1,165	$5,535	$—	$16,101	$1,527	$(17,628)	$5,535	$(5,535)	$1,165
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	6,343	—	—	6,343	—	6,343
Non-cash adjustments to insurance claims reserves	—	—	—	(4,466)	—	—	(4,466)	—	(4,466)
Accretion of 12.75% Senior Discount Notes	4,268	—	—	—	—	—	—	—	4,268
Deferred income taxes	—	—	—	1,205	—	—	1,205	—	1,205
Tax benefit from the exercise of stock options	(75)	—	—	—	—	—	—	—	(75)
Amortization of deferred financing costs	98	923	—	—	—	—	923	—	1,021
Loss on disposal of property and equipment	—	—	—	286	—	—	286	—	286
Earnings of minority shareholder	—	—	—	—	—	764	764	—	764
Changes in assets and liabilities -
Accounts receivable	—	—	—	(7,547)	(294)	—	(7,841)	—	(7,841)
Inventories	—	—	—	(145)	—	—	(145)	—	(145)
Prepaid expenses and other	—	3	—	2,012	—	—	2,015	—	2,015
Insurance deposits	—	—	—	(264)	—	—	(264)	—	(264)
Other assets	—	—	—	1,462	—	—	1,462	—	1,462
Accounts payable	—	—	—	2,531	105	—	2,636	—	2,636
Accrued liabilities	—	179	—	2,221	134	—	2,534	—	2,534
Deferred revenue	—	—	—	(1,655)	—	—	(1,655)	—	(1,655)
Other liabilities	—	—	—	563	—	—	563	—	563

Net cash provided by operating activities	5,456	6,640	—	18,647	1,472	(16,864)	9,895	(5,535)	9,816

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Sales of short-term investments	—	—	—	5,000	—	—	5,000	—	5,000
Capital expenditures	—	—	—	(7,525)	—	—	(7,525)	—	(7,525)
Proceeds from the sale of property and equipment	—	—	—	5	—	—	5	—	5

Net cash used in investing activities	—	—	—	(7,520)	—	—	(7,520)	—	(7,520)

Cash flows from financing activities:
Repayment of debt	—	(6,300)	—	(19)	—	—	(6,319)	—	(6,319)
Issuance of debt	—	1,300	—	—	—	—	1,300	—	1,300
Cash paid for debt issuance costs	—	(850)	—	—	—	—	(850)	—	(850)
Tax benefit from the exercise of stock options	75	—	—	—	—	—	—	—	75
Issuance of common stock	58	—	—	—	—	—	—	—	58
Distribution to minority shareholders	—	—	—	—	(500)	—	(500)	—	(500)
Distribution to Rural/Metro LLC	—	500	—	—	(500)	—	—	—	—
Due to/from affiliates	(5,589)	(1,290)	—	(14,902)	(618)	16,864	54	5,535	—

Net cash used in financing activities	(5,456)	(6,640)	—	(14,921)	(1,618)	16,864	(6,315)	5,535	(6,236)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Increase (decrease) in cash and cash equivalents	—	—	—	(3,794)	(146)	—	(3,940)	—	(3,940)
Cash and cash equivalents, beginning of period	—	—	—	5,565	616	—	6,181	—	6,181

Cash and cash equivalents, end of period	$—	$—	$—	$1,771	$470	$—	$2,241	$—	$2,241

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(8) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Current income tax provision	$(323)	$(808)	$(1,697)	$(1,219)
Deferred income tax provision	(1,564)	(640)	(2,128)	(1,205)

Total income tax provision	$(1,887)	$(1,448)	$(3,825)	$(2,424)

Continuing operations provision	$(1,965)	$(1,443)	$(4,204)	$(2,409)
Discontinued operations benefit (provision)	78	(5)	379	(15)

Total income tax provision	$(1,887)	$(1,448)	$(3,825)	$(2,424)

The effective tax rates for the three and six months ended December 31, 2008 for continuing operations were 57.5% and 57.7%, respectively, which differ from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes and discrete adjustments to the valuation allowance and the state deferred tax assets. The Company’s evaluation of its valuation allowance against certain state deferred tax assets resulted in a release of the valuation allowance for two states. The Company has determined that realization of these deferred tax assets is more likely than not based on past results, projected future results, and the tax laws of these jurisdictions. The valuation allowance release resulted in a benefit of $0.4 million for the three and six months ended December 31, 2008. Additionally, the Company has reduced its deferred tax asset to reflect lower effective tax rates expected for certain states. This adjustment resulted in an expense of $0.6 million for the three and six months ended December 31, 2008. Excluding these two discrete adjustments, the effective tax rate for the three and six months ended December 31, 2008 for continuing operations would have been 50.9% and 54.6%, respectively.

The effective tax rates for the three and six months ended December 31, 2007 for continuing operations were 58.9% and 55.8%, respectively, which differ from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions.

The Company made income tax payments of $0.3 and $0.5 million for the three and six months ended December 31, 2008, respectively. The Company received income tax refunds of $53,000 for the six months ended December 31, 2007, and made income tax payments of $0.2 and $0.4 million for the three and six months ended December 31, 2007, respectively.

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

The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 resulted in a $12.8 million cumulative charge to retained earnings. As of December 31, 2008 and December 31, 2007, the Company had unrecognized tax benefits totaling approximately $34.1 million, $30.4 million of which would favorably impact our effective tax rate if subsequently recognized. There were no material changes to our unrecognized tax benefits for the three and six months ended December 31, 2008 and 2007.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of December 31, 2008 was approximately $0.4 million. Approximately $0.1 million of interest and penalties were recorded for the three and six months ended December 31, 2008. Accrued interest and penalties as of December 31, 2007 was approximately $0.3 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, California, Florida, Indiana, New York, Ohio and Tennessee. The Company has had net operating losses in various years for Federal purposes and for many states. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is generally three years subsequent to the filing of the associated tax return. However, the Internal Revenue Service can adjust net operating loss carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where the Company operates. The State of New York has begun an examination of the Company’s New York franchise tax returns for the years ended June 30, 2005 through 2007. The Company does not expect the result of this audit to significantly change the Company’s total unrecognized tax benefits in the next twelve months, but the outcome of tax examinations is uncertain, and unforeseen results can occur. The Company is currently not under income tax examination in any other tax jurisdictions.

The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.

(9) Earnings Per Share

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

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income (loss) from continuing operations per share computations for the three and six months ended December 31, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Income from continuing operations	$1,238	$747	$2,335	$1,147

Average number of shares outstanding - Basic	24,826	24,764	24,824	24,751
Add: Incremental shares for dilutive effect of stock options, RSUs and SARs	84	186	89	218

Average number of shares outstanding - Diluted	24,910	24,950	24,913	24,969

Income from continuing operations per share - Basic	$0.05	$0.03	$0.09	$0.05

Income from continuing operations per share - Diluted	$0.05	$0.03	$0.09	$0.05

Certain option shares and SARs have been excluded from the calculation of diluted income from continuing operations per share because the inclusion of those option shares and SARs would have been antidilutive for the periods presented. Such options and SARs totaled 0.8 million and 0.5 million shares for the three months ended December 31, 2008 and 2007, respectively and 0.8 million shares and 0.5 million shares for the six months that ended December 31, 2008 and 2007, respectively.

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

Each reporting segment provides ambulance services while the Company’s fire and other services are predominately in the South and Southwest segments. During fiscal 2009, the Company determined that certain characteristics of its Oregon fire operation were more similar to the characteristics of operations residing in its South segment. Accordingly, the Company reorganized its operating segments and the Company’s Oregon fire operation, which was formerly included in the Southwest segment is now included in the South segment. As a result of this change, prior period segment information related to the Company’s Oregon fire operation has been reclassified from the Southwest segment to the South segment to conform to fiscal 2009 segment designations.

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

The following table summarizes segment information for the three and six months ended December 31, 2008 and 2007 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Three months ended December 31, 2008
Net revenues from external customers:
Ambulance services	$20,675	$25,016	$31,766	$24,874	$102,331
Other services (1)	964	7,191	10,147	337	18,639

Total net revenue	$21,639	$32,207	$41,913	$25,211	$120,970

Segment profit from continuing operations	$5,237	$2,626	$6,495	$577	$14,935

Three months ended December 31, 2007
Net revenues from external customers:
Ambulance services	$20,433	$20,067	$32,592	$25,494	$98,586
Other services (1)	1,061	6,721	10,500	418	18,700

Total net revenue	$21,494	$26,788	$43,092	$25,912	$117,286

Segment profit from continuing operations	$5,716	$756	$5,291	$1,735	$13,498

Six months ended December 31, 2008
Net revenues from external customers:
Ambulance services	$41,844	$50,107	$63,550	$52,176	$207,677
Other services (1)	1,961	14,480	20,549	729	37,719

Total net revenue	$43,805	$64,587	$84,099	$52,905	$245,396

Segment profit from continuing operations	$10,041	$6,062	$11,045	$2,742	$29,890

Six months ended December 31, 2007
Net revenues from external customers:
Ambulance services	$40,825	$41,961	$64,101	$51,199	$198,086
Other services (1)	2,033	13,529	20,171	818	36,551

Total net revenue	$42,858	$55,490	$84,272	$52,017	$234,637

Segment profit from continuing operations	$9,741	$3,902	$9,005	$3,380	$26,028

(1)	Other services consists of revenue generated from fire protection services; including master fire contract and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income (loss) from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Segment profit	$14,935	$13,498	$29,890	$26,028
Depreciation and amortization	(3,787)	(3,131)	(7,181)	(6,182)
Interest expense	(7,763)	(8,010)	(15,576)	(15,760)
Interest income	33	92	148	234

Income from continuing operations before income taxes and minority interest	$3,418	$2,449	$7,281	$4,320

Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for the purpose of assessing segment performance. The following table summarizes segment asset information (in thousands):

	December 31, 2008	June 30, 2008
Mid-Atlantic	$7,380	$9,286
South	18,980	18,161
Southwest	20,798	25,585
West	23,172	23,099

Total segment assets	$70,330	$76,131

The following table represents a reconciliation of segment assets to total assets (in thousands):

	December 31, 2008	June 30, 2008
Segment assets	$70,330	$76,131
Cash and cash equivalents	19,592	15,907
Inventories	8,410	8,456
Prepaid expenses and other	18,092	18,946
Goodwill	37,700	37,700
Deferred income taxes	70,896	73,036
Property and equipment, net	48,513	46,938
Insurance deposits	802	989
Other assets	14,772	16,108

Total assets	$289,107	$294,211

(11) Discontinued Operations

During fiscal 2009, the Company made the decision to exit ambulance services markets in Roswell, New Mexico and Marion, Ohio. Because the operations in these markets are considered separate components of the Company as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, their results of operations are reported within income (loss) from discontinued operations in the consolidated statements of operations for the three and six months ended December 31, 2008 and 2007. Although these markets were exited in fiscal 2009, the consolidated statements of operations for the three and six months ended December 31, 2007 have been recast to reflect these operations as discontinued.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net revenue:
Mid-Atlantic	$7	$271	$(68)	$494
South	18	531	38	1,380
Southwest	7	1,438	118	2,816
West	—	—	2	—

Net revenue from discontinued operations	$32	$2,240	$90	$4,690

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Income (loss):
Mid-Atlantic	$(111)	$(365)	$(382)	$(338)
South	(34)	43	(41)	(25)
Southwest	(22)	282	(70)	335
West	—	47	1	46

Income (loss) from discontinued operations, net of income taxes	$(167)	$7	$(492)	$18

Loss from discontinued operations for the three months ended December 31, 2008 is presented net of income tax benefit of $0.1 million, while income from discontinued operations for the three months ended December 31, 2007 is presented net of income tax provision of $5,000. Loss from discontinued operations for the six months ended December 31, 2008 is presented net of income tax benefit of $0.4 million, while income from discontinued operations for the six months ended December 31, 2007 is presented net of income tax provision of $15,000. The loss from discontinued operations before the income tax benefit for the three and six months ended December 31, 2008 was primarily due to $0.1 million and $0.4 million, respectively, recorded as a result of increasing the Company’s Medicare reserve contingency related to the Ohio compliance matter described below in Note 13, “Commitments and Contingencies”, a portion of which relates to our former Marion, Ohio operation.

(12) Defined Benefit Plan

The Company provides a defined benefit pension plan (the “Plan”) covering eligible employees of one of its subsidiaries. This benefit is limited to employees covered by a collective bargaining agreement and certain district managers of the subsidiary. Eligibility is achieved upon the completion of one year of service, with full vesting achieved after the completion of five years of service.

The following table presents the components of net periodic benefit cost for the three and six months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Service cost	$270	$433	$540	$866
Interest cost	89	52	178	104
Expected return on plan assets	(147)	(112)	(294)	(224)
Net prior service cost amortization (1)	16	—	32	—

Net periodic benefit cost	$228	$373	$456	$746

(1)	In the Consolidated Statement of Changes in Stockholders’ Deficit, the amortization of prior service cost from accumulated other comprehensive income (loss) for the six months ended December 31, 2008 is net of an income tax provision of $13,000.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2008	2007
Discount rate	6.86%	6.26%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed approximately $0.6 million and $1.2 million during the three and six months ended December 31, 2008, respectively, and $0.7 million and $1.4 million during the three and six months ended December 31, 2007, respectively. The Company’s fiscal 2009 contributions are anticipated to approximate $2.2 million.

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

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company disagrees with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a counteroffer of $2.4 million in exchange for a full release relating to the government’s allegations. The Company has recorded an additional $0.2 million to its Medicare reserve contingency in the three months ended December 31, 2008 for a total of $2.4 million. Approximately $0.1 million was recorded to other operating expenses in the Consolidated Statement of Operations and $0.1 million was recorded in discontinued operations as a portion of this matter relates to the Company’s former operation in Marion, Ohio. For the six months ended December 31, 2008, the Company recorded charges of $0.8 million and $0.4 million to continuing and discontinued operations, respectively. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time it is not possible to predict the ultimate conclusion of this investigation.

The U.S. government reviewed reimbursement levels for certain patients in the Company’s Washington, D.C. operations, which were discontinued during fiscal 2004. Specifically, the government alleged that certain services were not reimbursed at the appropriate level of service based on documentation reviewed by the U.S. government. Although the Company denies any liability with respect to the claims, the Company settled the matter with the U.S. government in June 2008 pursuant to which the Company agreed to pay $1.0 million, which amount was payable in five installments with the last installment occurring in December 2008. The Company made payments of $0.6 million on the Washington matter during the six months ended December 31, 2008.

Management believes that reserves established for specific contingencies of $2.4 million and $1.9 million as of December 31, 2008 and June 30, 2008, respectively, are adequate based on information currently available. The specific contingencies at December 31, 2008 include $2.4 million for the Ohio matter discussed above. The specific contingencies at June 30, 2008 include $1.2 million for the Ohio matter discussed above and $0.6 million for the Washington, D.C. matter discussed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our references to words or phrases such as “believes”, “anticipates”, “expects”, “plans”, “intends”, “may”, “should”, “will likely result”, “continue”, “estimates”, “projects” or similar expressions identify such forward-looking statements. We may also make forward looking statements in our earnings releases, earnings calls and other investor communications and reports we file with the SEC. We caution readers that such forward-looking statements, including those relating to our future business prospects, uncompensated care, working capital, accounts receivable collection, liquidity, cash flow, EBITDA, capital expenditures, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Quarterly Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements, including the risks set forth in full in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed September 15, 2008 with the SEC, and in Item 1A of Part II and elsewhere in this Quarterly Report.

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

Management’s Overview

During fiscal 2009, our focus remains on implementing the Company’s strategic and operating activities including operational excellence in patient care delivery, revenue cycle management, new 911 revenue generation and continued expansion of the non-emergency business within existing markets. We intend to achieve these through continued focus on billing initiatives aimed at reducing uncompensated care and increasing average patient charge (“APC”), responsiveness to customer needs and investments in technology designed to maximize billing performance. Our continued focus on these items has contributed to a 4.6% growth in revenue and 15.4% growth in EBITDA in fiscal 2009 to date as compared to the same period in the prior year.

We believe our steady revenue and profit margin growth, gains in market share through new and renewed contracts, and the ongoing success of our strategies have demonstrated our ability to operate in this challenging economy. Our cash flows remain strong at $19.3 million of cash flow from operations year-to-date, and $35 million for the fiscal year ended June 30, 2008, and will continue to support our goals to reduce debt and enhance the long-term value of our Company for investors. As we monitor the financial markets, we are also comfortable with our liquidity position, given our $20.0 million revolving line of credit remains undrawn, we have ample room under our current Term B loan covenants and we have no debt maturities in the near-term.

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

At the end of the second quarter in fiscal 2009, we continued to be successful in reducing the uninsured portion of our transport mix down to 10.3%. In addition, we have been successful in reducing our allocation of uncompensated care write-offs related to the underinsured, which relates to co-pays and deductibles, down to 8%.

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

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 22 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. As of December 31, 2008, we had approximately 95 exclusive contracts to provide emergency medical ambulance services and approximately 870 contracts to provide non-emergency medical ambulance and wheelchair services. For the six months ended December 31, 2008 and December 31, 2007, approximately 41.7% and 44.1% of our transports were generated from emergency ambulance services, respectively. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, comprised 58.3% and 55.9% of our transports for the same periods. Combined, the ambulance services generated 84.6% and 84.5% of net revenue for the six months ended December 31, 2008 and December 31, 2007, respectively. The remaining balance of net revenue for the six months ended December 31, 2008 was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the numbers of ambulance transports we take, the amount we expect to collect per transport and the cost we incur to provide these services.

The following is a summary of certain key operating statistics we use to evaluate our operations (EBITDA from continuing operations in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net Medical Transport APC (1)	$363	$352	$362	$350
DSO (2)	57	64	57	64
EBITDA from continuing operations (3)	$14,720	$13,239	$29,148	$25,264
Medical Transports (4)	263,220	265,369	534,627	530,097
Wheelchair Transports (5)	19,548	19,296	39,863	37,992

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations. For the three and six months ended December 31, 2007 the calculation excludes the effect of the $1.9 million alleged overpayment of Medicare claims in Tennessee.
(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See the discussion below of Earnings Before Interest, Taxes, Depreciation and Amortization including goodwill impairment (“EBITDA”).
(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.
(5)	Defined as non-emergency, non-medical patient transports from continuing operations.

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

The following table sets forth our EBITDA for the three and six months ended December 31, 2008 and 2007, as well as a reconciliation to income (loss) from continuing and discontinued operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Income (loss) from continuing operations	$1,238	$747	$2,335	$1,147
Add (deduct):
Depreciation and amortization	3,787	3,131	7,181	6,182
Interest expense	7,763	8,010	15,576	15,760
Interest income	(33)	(92)	(148)	(234)
Income tax provision	1,965	1,443	4,204	2,409

EBITDA from continuing operations	14,720	13,239	29,148	25,264

Income (loss) from discontinued operations	(167)	7	(492)	18
Add (deduct):
Depreciation and amortization	(2)	72	—	161
Income tax provision (benefit)	(78)	5	(379)	15

EBITDA from discontinued operations	(247)	84	(871)	194

Total EBITDA	$14,473	$13,323	$28,277	$25,458

Factors Affecting Operating Results

Change in Net New Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal, or RFP, and in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract, if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present contract terms.

Ability to Effect Rate Increases

Our operating results are affected directly by the number of self-pay ambulance transport services we provide and associated lower collection rates experienced within this payer group. To offset higher costs of uncompensated care we may experience with the self-pay payer mix and the impact of rising operational costs, we may raise commercial insurance programs and self-pay rates on ambulance services. In the case of areas where state and local government agencies regulate rates, we may submit a request to raise rates. Medicare and Medicaid programs have preset rate schedules with rates adjusted annually. Our ability to negotiate rate increases on a timely basis to offset increases in uncompensated care may impact our operating performance.

Uncompensated Care

When we contract with municipal, county or other governing authorities as an exclusive provider of emergency ambulance services, we are required to provide services to their citizens regardless of the ability or willingness of patients to pay. As a result, we incur write-offs for uncompensated care in the normal course of providing ambulance services, the amount of which is dependent on the specific mix of patients in that area. While we make every attempt to negotiate subsidies to support the level of medical service we provide to compensate for uncompensated care, not all authorities will agree to provide such subsidies. The following table shows the source of our uncompensated care write-offs as a percentage of total uncompensated care write-offs:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Commercial Insurance	16%	$18%	$16%	$18%
Co-Pays/Deductibles	9%	9%	8%	9%
Medicare/Medicaid Denials	10%	$9%	$11%	$10%
Self-Pay	65%	64%	65%	63%

Total	100%	100%	100%	100%

The majority (65%), of our uncompensated care write-offs are generated from self-pay accounts for the six months ended December 31, 2008 with the balance of our uncompensated care write-offs being derived from: (1) commercial insurance (16%), (2) co-pay or deductibles (8%), and (3) Medicare or Medicaid denials (11%). These components are described in detail below.

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percent of our transport mix in the first six months of fiscal 2009 to 10.3% as compared to 10.6% in the first six months of fiscal 2008.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended December 31, 2008 and 2007

(in thousands, except per share amounts)

	2008	% of Net Revenue	2007	% of Net Revenue	$ Change	% Change
Net revenue	$120,970	100.0%	$117,286	100.0%	$3,684	3.1%

Operating expenses:
Payroll and employee benefits	75,723	62.6%	73,736	62.9%	1,987	2.7%
Depreciation and amortization	3,787	3.1%	3,131	2.7%	656	21.0%
Other operating expenses	27,949	23.1%	29,231	24.9%	(1,282)	(4.4)%
General/auto liability insurance expense	2,413	2.0%	2,120	1.8%	293	13.8%
Loss (gain) on sale of assets	(50)	(0.0)%	(1,299)	(1.1)%	1,249	96.2%

Total operating expenses	109,822	90.8%	106,919	91.2%	2,903	2.7%

Operating income	11,148	9.2%	10,367	8.8%	781	7.5%
Interest expense	(7,763)	(6.4)%	(8,010)	(6.8)%	247	3.1%
Interest income	33	0.0%	92	0.1%	(59)	(64.1)%

Income from continuing operations before income taxes and minority interest	3,418	2.8%	2,449	2.1%	969	39.6%
Income tax provision	(1,965)	(1.6)%	(1,443)	(1.2)%	(522)	(36.2)%
Minority interest	(215)	(0.2)%	(259)	(0.2)%	44	17.0%

Income from continuing operations	1,238	1.0%	747	0.6%	491	65.7%
Income (loss) from discontinued operations, net of income taxes	(167)	(0.1)%	7	0.0%	(174)	#

Net income	$1,071	0.9%	$754	0.6%	$317	42.0%

Income (loss) per share:
Basic -
Income from continuing operations	$0.05		$0.03		$0.02
Income (loss) from discontinued operations	(0.01)		0.00		(0.01)

Net income	$0.04		$0.03		$0.01

Diluted-
Income from continuing operations	$0.05		$0.03		$0.02
Income (loss) from discontinued operations	(0.01)		0.00		(0.01)

Net income	$0.04		$0.03		$0.01

Average number of common shares outstanding - Basic	24,826		24,764		62

Average number of common shares outstanding - Diluted	24,910		24,950		(40)

# - Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended December 31,
	2008	2007	$ Change	% Change
Ambulance services	$102,331	$98,586	$3,745	3.8%
Other services	18,639	18,700	(61)	(0.3)%

Total net revenue	$120,970	$117,286	$3,684	3.1%

Ambulance Services

The $3.7 million increase in ambulance services revenue was primarily driven by a $0.9 million increase in same service area, $1.1 million from new emergency and non-emergency contracts and $1.9 million related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. The increase in same service area revenue included $2.7 million related to an increase in net medical transport APC offset by a $1.8 million decrease in medical transport volume. The new contract revenue was generated primarily in our Tennessee, Washington and Colorado markets.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Three Months Ended December 31,
	2008	2007	Transport Change	% Change
Same service area medical transports	260,280	265,369	(5,089)	(1.9)%
New contract medical transports	2,940	N/A	2,940	#

Medical transports from continuing operations	263,220	265,369	(2,149)	(0.8)%

# - Variances over 100% not displayed

The decrease in same service area medical transports is primarily related to the discontinuation of service on two emergency contracts in Orange County Florida and Tempe, Arizona. Combined, these contracts total approximately 27,400 transports annually and 6,800 quarterly. In addition, the Company no longer serves a non-emergency contract in Ohio that had approximately 2,400 transports annually, and 600 quarterly. New contract transport growth is related to new emergency and non-emergency contracts in our Tennessee, Washington and Colorado markets.

	Three Months Ended December 31,
	2008	% of Transports	2007	% of Transports	Transport Change	% Change
Emergency medical transports	114,598	40.5%	125,869	44.2%	(11,271)	(9.0)%
Non-emergency medical transports	148,622	52.6%	139,500	49.0%	9,122	6.5%

Total medical transports	263,220	93.1%	265,369	93.2%	(2,149)	(0.8)%
Wheelchair transports	19,548	6.9%	19,296	6.8%	252	1.3%

Total transports from continuing operations	282,768	100.0%	284,665	100.0%	(1,897)	(0.6)%

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $78.7 million and $75.6 million for the three months ended December 31, 2008 and 2007, respectively. The increase of $3.1 million is primarily a result of rate increases, changes in payer mix, and changes in service level in certain markets, offset by $1.9 million related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. Uncompensated care as a percentage of gross ambulance services revenue was 14.0% and 14.5% for the three months ended December 31, 2008 and 2007, respectively. High levels of uninsured and underinsured patients coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended December 31,
	2008	% of Gross Revenue	2007	% of Gross Revenue	$ Change	% Change
Gross Revenue	$210,640	100.0%	$203,748	100.0%	$6,892	3.4%
Contractual Discounts	(78,731)	(37.4)%	(75,578)	(37.1)%	(3,153)	(4.2)%
Uncompensated care	(29,578)	(14.0)%	(29,584)	(14.5)%	6	0.0%

Net Medical Transportation Revenue	$102,331	48.6%	$98,586	48.4%	$3,745	3.8%

Net Medical Transport APC

Net medical transports APC for the three months ended December 31, 2008 increased to $363 from $352 for the three months ended December 31, 2007. The $11 increase was due to improvement in collections and rate increases.

Other Services

Other services revenue has remained consistent in comparison to the same quarter of the prior year.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense was $75.7 million, or 62.6% of net revenue for the three months ended December 31, 2008, an increase of $2.0 million from $73.7 million, or 62.9% of net revenue, for the same period in the prior year. The increase was primarily due to a $2.1 million net change in workers compensation actuarial adjustments for year to year (December 2008 positive adjustment of $0.3 million compared to a positive adjustment of $2.5 million in December 2007) and a $0.7 million increase in health insurance expense. These increases were offset by a $0.7 million decrease in ambulance unit hours correlating to the decrease in transport volume and a $0.6 million decrease in current year workers compensation claims expense.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures during the three months ended December 31, 2008.

Other Operating Expenses

Other operating expenses was $27.9 million, or 23.1% of net revenue for the three months ended December 31, 2008, a decrease of $1.3 million from $29.2 million, or 24.9% of net revenue, for the same period in the prior year. The decrease is primarily due to a $0.5 million decrease in vehicle maintenance expense, a $0.6 million decrease in professional fees related to significant expenses incurred in the prior year related to tax, legal and accounting fees associated with the adoption of FIN 48, a financial statement restatement, the review of Internal Revenue Code section 382 matters and the Board of Directors election contest, a $0.4 million decrease in fuel primarily related to decreased transports and fuel prices and a $0.4 million decrease in non-capital equipment. These decreases were partially offset by a $0.4 million increase in property rental expense.

General/Auto Liability Insurance Expense

General/auto liability insurance expense was $2.4 million, or 2.0% of net revenue for the three months ended December 31, 2008, an increase of $0.3 million from $2.1 million, or 1.8% of net revenue, for the same period in the prior year. Approximately $0.9 million of the increase is related to changes in the actuarial adjustments from year to year (December 2008 positive adjustment of $1.0 million compared to a positive adjustment of $1.9 million in December 2007). This increase was offset by decreases in current year claims estimates.

(Gain)/Loss on Sale of Assets

During the three months ended December 31, 2008, we entered into additional transactions to sell certain of our previously written-off self pay accounts receivable to an unrelated third party. The resulting gains of $0.1 million were recorded in continuing operations and $1,000 were recorded in discontinued operations.

During the second quarter of the prior year, we entered into two transactions to sell certain of our previously written-off self pay accounts receivable to an unrelated third party. The resulting gains were divided between continuing and discontinued operations. Gains of $1.6 million were recorded in continuing operations and $0.3 million was recorded in discontinued operations.

Interest Expense

Interest expense for the three months ended December 31, 2008 was $7.8 million, or 6.4% of net revenue, a decrease of $0.2 million from $8.0 million, or 6.8% of net revenue for the same period in the prior year. The reduction is related to decreased interest on the Term B Loan due to lower balances offset by increases related to the continued non-cash accretion of our Senior Discount Notes.

Income Tax Provision

During the three months ended December 31, 2008, we recorded a $2.0 million income tax provision related to continuing operations resulting in an effective tax rate of 57.5%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes and discrete adjustments to our valuation allowances and state deferred tax assets. Excluding these discrete adjustments, our effective tax rate for the three months ended December 31, 2008 would be 50.9%. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the three months ended December 31, 2008 differs from the effective tax rate for the year ended June 30, 2008 primarily due to reversals of certain tax reserves for the year ended June 30, 2008.

We also recorded a $0.1 million income tax benefit related to discontinued operations during the three months ended December 31, 2008. The Company made income tax payments of $0.3 million for the three months ended December 31, 2008.

During the three months ended December 31, 2007, we recorded a $1.4 million income tax provision related to continuing operations resulting in an effective tax rate of 58.9%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. A negligible income tax provision related to discontinued operations was recorded during the three months ended December 31, 2007. The Company made income tax payments of $0.2 million for the three months ended December 31, 2007.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During fiscal 2009, we made the decision to exit ambulance transportation markets in Roswell, New Mexico and Marion, Ohio. The financial results of these service areas for the three months ended December 31, 2008 and 2007 are included within income (loss) from discontinued operations.

Loss from discontinued operations for the three months ended December 31, 2008 was $0.2 million and includes an income tax benefit of $0.1 million.

Income from discontinued operations for the three months ended December 31, 2007 net of an income tax provision of $5,000 included an additional pre-tax reserve of $0.7 million for a change in estimate relating to a Medicaid intermediary’s review of service levels provided to certain patients in our Baltimore, Maryland and Washington DC operations, which were discontinued in fiscal 2004. These losses were offset by the gain of $0.3 million on the sale of certain previously written-off self pay receivables.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007— Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid- Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey (fire), North Dakota, Oregon (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire)

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services while our other services are provided predominantly in the South and Southwest segments. During fiscal 2009, we determined that certain characteristics of our Oregon fire operation were more similar to the characteristics of operations residing in our South segment. Accordingly, we reorganized our operating segments and our Oregon fire operation, which was formerly included in the Southwest segment is now included in the South segment. As a result of this change, prior period segment information related to our Oregon fire operation has been reclassified from the Southwest segment to the South segment to conform to fiscal 2009 segment designations.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$20,675	$20,433	$242	1.2%
Other services	964	1,061	(97)	(9.1)%

Total net revenue	$21,639	$21,494	$145	0.7%

Segment profit	$5,237	$5,716	$(479)	(8.4)%

Segment profit margin	24.2%	26.6%

Medical transports	57,531	59,478	(1,947)	(3.3)%

Wheelchair transports	4,762	5,554	(792)	(14.3)%

Net Medical Transport APC	$348	$333	$15	4.5%

DSO	38	50	(12)	(24.0)%

Revenue

The $0.2 million increase in ambulance services revenue was primarily due to $0.9 million attributable to the increase in net medical transport APC, offset by a $0.7 million decrease related to transport volume. The decrease in medical transports of 1,947, or 3.3%, primarily reflects volume decreases in our Buffalo and Cleveland markets due to the mild fall and the effect of the discontinuation of a contract in our Columbus, Ohio market. The contract totaled approximately 2,400 transports annually and 600 transports quarterly. The net medical transport APC increased due to rate increases and collection rate increases offset by a decrease related to service level mix.

Payroll and employee benefits

Payroll and employee benefits was $11.4 million, or 52.9% of net revenue for the three months ended December 31, 2008, compared to $10.7 million, or 49.6% of net revenue, for the same period in the prior year. The $0.7 million increase was due to an increase in workers compensation expense, $0.9 million of which was related to the change in actuarial adjustment from year to year.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended December 31, 2008 was $3.6 million, or 16.5% of net revenue, were consistent compared to $3.7 million, or 17.1% of net revenue for the same period in the prior year.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48, the completion of a financial statement restatement, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on the sale of assets

During the second quarter of the prior year, we entered into transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in Mid-Atlantic totaled $0.3 million.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$25,016	$20,067	$4,949	24.7%
Other services	7,191	6,721	470	7.0%

Total net revenue	$32,207	$26,788	$5,419	20.2%

Segment profit	$2,626	$756	$1,870	#

Segment profit margin	8.2%	2.8%

Medical transports	78,111	69,490	8,621	12.4%

Wheelchair transports	4,770	3,866	904	23.4%

Net Medical Transport APC	$290	$278	$12	4.3%

Fire subscriptions at period end	43,943	44,448	(505)	(1.1)%

DSO	51	54	(3)	5.6%

Revenue

The $4.9 million increase in ambulance services revenue was due to a $2.8 million increase in same service area revenue, a $0.5 million increase related to new contract revenue in Tennessee and $1.9 million related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. The same service area revenue included a $2.0 million increase related to medical transport volume and a $0.8 million increase related to net medical APC offset by a $0.3 million decrease in subsidy revenue. The increase in medical transports of 8,621, or 12.4%, was due primarily to growth in our Tennessee (including those generated from the new contract mentioned above), Alabama, Georgia and Kentucky markets. The increase in net medical transport APC is primarily due to rate increases and changes in service level mix. The increase in wheelchair transports resulted from providing a full complement of services in our Tennessee and Alabama markets.

Other services revenue increased due to a $0.4 million increase in fire services revenue.

Payroll and employee benefits

Payroll and employee benefits was $20.8 million, or 64.6% of net revenue for the three months ended December 31, 2008, compared to $18.6 million, or 70.0% of net revenue, for the same period in the prior year. The $2.2 million increase is primarily due to $2.1 million increase in ambulance unit hours to meet increased transport volume demand, a $0.4 million increase in workers compensation expense, all of which was related to the change in actuarial adjustment from year to year, and a $0.4 million increase in health insurance expense. These increases were offset by a $0.7 million decrease related to cost of living adjustments and changes in headcount.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended December 31, 2008 was $6.7 million, or 20.9% of net revenue compared to $5.6 million, or 20.8% of net revenue, for the same period in the prior year. The $1.1 million increase is primarily due to a $0.3 million increase in general/auto liability all of which was related to the change in actuarial adjustment from year to year, the balance of the increase is due to less significant changes in other administrative expenses.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48, the completion of a financial statement restatement, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on the sale of assets

During the second quarter of the prior year, we entered into transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in South totaled $0.4 million.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$31,766	$32,592	$(826)	(2.5)%
Other services	10,147	10,500	(353)	(3.4)%

Total net revenue	$41,913	$43,092	$(1,179)	(2.7)%

Segment profit	$6,495	$5,291	$1,204	22.8%

Segment profit margin	15.5%	12.3%

Medical transports	59,875	62,514	(2,639)	(4.2)%

Wheelchair transports	1,604	1,931	(327)	(16.9)%

Net Medical Transport APC	$521	$511	$10	2.0%

Fire subscriptions at period end	70,698	77,626	(6,928)	(8.9)%

DSO	55	61	(6)	(9.8)%

Revenue

The $0.8 million decrease in ambulance services revenue was related to a $1.3 million decrease due to medical transport volume and offset by a $0.6 million increase related to net medical transport APC. Medical transports decreased primarily due to the discontinuation of service on an emergency contract in Tempe, Arizona, which had approximately 7,700 transports annually, or 1,900 quarterly. The increase in net medical transport APC increased due to rate increases and collection rate increases offset by a decrease related to service level mix. The decrease in wheelchair transports results from an ongoing strategic effort to call screen non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports.

Other services revenue decreased primarily due to a $0.5 million decrease in fire subscription revenue. The decrease in fire subscriptions reflects the phased in annexation of a service area in Southern Arizona, which we expect to continue through 2010 and the conversion of certain subscription base programs to master contracts.

Payroll and employee benefits

Payroll and employee benefits was $23.6 million, or 56.4% of net revenue for the three months ended December 31, 2008, compared to $24.9 million, or 57.7% of net revenue, for the same period in the prior year. The $1.3 million decrease was primarily due to a $2.5 million decrease in ambulance unit hours offset by a $0.7 million increase related to cost of living adjustments and changes in headcount and a $0.3 million increase in workers compensation expense all of which was related to the change in actuarial adjustment from year to year.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended December 31, 2008 was $9.1 million, or 21.8% of net revenue, compared to $9.6 million, or 22.3% of net revenue, for the same period in the prior year. The $0.5 million decrease is primarily due to $0.7 million in lower vehicle and equipment costs which includes fuel expense.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48, the completion of a financial statement restatement, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on the sale of assets

During the second quarter of the prior year, we entered into transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in Southwest totaled $0.4 million.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports wheelchair transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$24,874	$25,494	$(620)	(2.4)%
Other services	337	418	(81)	(19.4)%

Total net revenue	$25,211	$25,912	$(701)	(2.7)%

Segment profit	$577	$1,735	$(1,158)	(66.7)%

Segment profit margin	2.3%	6.7%

Medical transports	67,703	73,887	(6,184)	(8.4)%

Wheelchair transports	8,412	7,945	467	5.9%

Net Medical Transport APC	$318	$302	$16	5.3%

DSO	83	91	(8)	(8.8)%

Revenue

The $0.6 million decrease in ambulance services revenue was primarily due to a $1.4 million decrease in same service area revenue and a $0.6 million increase in new contract revenue in Washington and Colorado. The same service area revenue decrease included $2.3 million of decreases related to medical transport volume offset by a $0.9 million increase related to net medical APC. The decrease in medical transport volume is primarily related to the discontinuation of service on an emergency contract in Orange County, Florida which had approximately 19,700 transports per year or 4,900 per quarter. This contract was not put out for RFP and the transports related to this service area are now being serviced by the local fire department. In addition, the Pacific Northwest reflected volume decreases due to the mild fall. The increase in net medical transport APC is primarily due to rate increases and changes in service level mix. The increase in wheelchair transports reflects the increased volume in our Washington markets related to new contracts providing a compliment of services.

Payroll and employee benefits

Payroll and employee benefits was $15.2 million, or 60.2% of net revenue for the three months ended December 31, 2008, compared to $14.5 million, or 56.0% of net revenue, for the same period in the prior year. The $0.7 million increase is primarily due to a $0.4 million increase in workers compensation expense, all of which was related to the change in actuarial adjustment from year to year and a $0.2 million increase in health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended December 31, 2008 was $8.3 million, or 32.9% of net revenue was consistent, compared to $8.5 million, or 32.8% of net revenue, for the same period in the prior year.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48, the completion of a financial statement restatement, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on the sale of assets

During the second quarter of the prior year, we entered into transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in West totaled $0.5 million.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Six Months Ended December 31, 2008 and 2007

(in thousands, except per share amounts)

	2008	% of Net Revenue	2007	% of Net Revenue	$ Change	% Change
Net revenue	$245,396	100.0%	$234,637	100.0%	$10,759	4.6%

Operating expenses:
Payroll and employee benefits	152,156	62.0%	147,864	63.0%	4,292	2.9%
Depreciation and amortization	7,181	2.9%	6,182	2.6%	999	16.2%
Other operating expenses	57,713	23.5%	56,121	23.9%	1,592	2.8%
General/auto liability insurance expense	5,883	2.4%	5,920	2.5%	(37)	(0.6)%
Loss (gain) on sale of assets	(246)	(0.1)%	(1,296)	(0.6)%	1,050	81.0%

Total operating expenses	222,687	90.7%	214,791	91.5%	7,896	3.7%

Operating income	22,709	9.3%	19,846	8.5%	2,863	14.4%
Interest expense	(15,576)	(6.3)%	(15,760)	(6.7)%	184	1.2%
Interest income	148	0.1%	234	0.1%	(86)	(36.8)%

Income from continuing operations before income taxes and minority interest	7,281	3.0%	4,320	1.8%	2,961	68.5%
Income tax provision	(4,204)	(1.7)%	(2,409)	(1.0)%	(1,795)	(74.5)%
Minority interest	(742)	(0.3)%	(764)	(0.3)%	22	2.9%

Income from continuing operations	2,335	1.0%	1,147	0.5%	1,188	#
Income (loss) from discontinued operations, net of income taxes	(492)	(0.2)%	18	0.0%	(510)	#

Net income	$1,843	0.8%	$1,165	0.5%	$678	58.2%

Income (loss) per share:
Basic -
Income from continuing operations	$0.09		$0.05		$0.04
Income (loss) from discontinued operations	(0.02)		0.00		(0.02)

Net income	$0.07		$0.05		$0.02

Diluted-
Income from continuing operations	$0.09		$0.05		$0.04
Income (loss) from discontinued operations	(0.02)		0.00		(0.02)

Net income	$0.07		$0.05		$0.02

Average number of common shares outstanding - Basic	24,824		24,751		73

Average number of common shares outstanding - Diluted	24,913		24,969		(56)

# - Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Six Months Ended December 31,
	2008	2007	$ Change	% Change
Ambulance services	$207,677	$198,086	$9,591	4.8%
Other services	37,719	36,551	1,168	3.2%

Total net revenue	$245,396	$234,637	$10,579	4.6%

Ambulance Services

The $9.6 million increase in ambulance services revenue was primarily driven by a $5.6 million increase in same service area, $2.3 million from new emergency and non-emergency contracts and $1.9 million related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. The increase in same service area revenue included $6.3 million related to an increase in net medical transport APC, offset by a $0.8 million decrease in subsidy revenue and a $0.6 million decrease related to medical transport volume. The new contract revenue was generated primarily in our Tennessee, Washington and Colorado markets.

Below we provide two tables with year-to-date comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Six Months Ended December 31,
	2008	2007	Transport Change	% Change
Same service area medical transports	528,308	530,097	(1,789)	(0.3)%
New contract medical transports	6,319	N/A	6,319	#

Medical transports from continuing operations	534,627	530,097	4,530	0.9%

# - Variances over 100% not displayed

The decrease in same service area medical transports is primarily related to the discontinuation of service on two emergency contracts in Orange County, Florida and Tempe, Arizona. Combined, these contracts total approximately 27,400 transports annually and 6,800 quarterly. In addition, the Company no longer serves a non-emergency contract in Ohio that had approximately 2,400 transports annually and 600 quarterly. New contract growth is related to new emergency and non-emergency contracts in our Tennessee, Washington and Colorado markets.

	Six Months Ended December 31,
	2008	% of Transports	2007	% of Transports	Transport Change	% Change
Emergency medical transports	239,355	41.7%	250,592	44.1%	(11,237)	(4.5)%
Non-emergency medical transports	295,272	51.4%	279,505	49.2%	15,767	5.6%

Total medical transports	534,627	93.1%	530,097	93.3%	4,530	0.9%
Wheelchair transports	39,863	6.9%	37,992	6.7%	1,871	4.9%

Total transports from continuing operations	574,490	100.0%	568,089	100.0%	6,401	1.1%

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $158.4 million and $147.7 million for the six months ended December 31, 2008 and 2007, respectively. The increase of $10.7 million is primarily a result of rate increases, changes in payer mix, and changes in service level in certain markets offset by $1.9 million related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. Uncompensated care as a percentage of gross ambulance services revenue was 14.1% and 14.8% for the six months ended December 31, 2008 and 2007, respectively. High levels of uninsured and underinsured patients coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Six Months Ended December 31,
	2008	% of Gross Revenue	2007	% of Gross Revenue	$ Change	% Change
Gross Revenue	$426,301	100.0%	$405,781	100.0%	$20,520	5.1%
Contractual Discounts	(158,428)	(37.2)%	(147,727)	(36.4)%	(10,701)	(7.2)%
Uncompensated care	(60,196)	(14.1)%	(59,968)	(14.8)%	(228)	(0.4)%

Net Medical Transportation Revenue	$207,677	48.7%	$198,086	48.8%	$9,591	4.8%

Net Medical Transport APC

Net medical transports APC for the six months ended December 31, 2008 increased to $362 from $350 for the six months ended December 31, 2007. The $12 increase was due to improvement in collections and rate increases.

Other Services

The $1.2 million increase in other services revenue is due to a $1.4 million increase in fire revenue. The increase in fire revenue is primarily related to a $1.2 million increase in master fire contract fees and a $0.5 million increase in fire subscription revenue offset by a $0.4 million decrease in fire and forestry fees.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense was $152.2 million, or 62.0% of net revenue for the six months ended December 31, 2008, an increase of $4.3 million from $147.9 million, or 63.0% of net revenue, for the same period in the prior year. The increase was primarily due to $1.6 million in cost of living adjustments and headcount changes, $0.7 million related to severance recorded primarily related to the termination of a senior executive and a $2.1 million net change in workers compensation actuarial adjustments from year to year (December 2008 positive adjustment of $0.4 million compared to a positive adjustment of $2.5 million in December 2007). These increases were offset by a $0.6 million decrease in current year workers compensation claims expense and $0.3 million decrease in expenses related to our defined benefit pension plan

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures during the six months ended December 31, 2008.

Other Operating Expenses

Other operating expenses was $57.7 million, or 23.5% of net revenue for the six months ended December 31, 2008, an increase of $1.6 million from $56.1 million, or 23.9% of net revenue, for the same period in the prior year. The increase is primarily due to a $1.1 million increase in fuel expense and a $1.2 million increase to the Medicare reserve contingency related to the Ohio compliance matter, $0.8 million of which was recorded in continuing operations and $0.4 million of which was recorded to discontinued operations, a $0.8 million increase in property rental expense and $0.3 million increases each in equipment maintenance, operating supplies and equipment rental. These increases were offset by a $1.8 million reduction in professional fees related to fees incurred in the prior year associated with the adoption of FIN 48 and the completion of a financial statement restatement and a $0.8 million decrease in vehicle maintenance costs.

General/Auto Liability Insurance Expense

General/auto liability insurance expense remained consistent for the six months ended December 31, 2008 and 2007. Approximately $0.9 million of the increase is related to changes in the actuarial adjustments from year to year (December 2008 positive adjustment of $1.0 million compared to a positive adjustment of $1.9 million in December 2007). This increase was offset by decreases in expenses related to current year claims estimates.

(Gain)/Loss on Sale of Assets

During the six months ended December 31, 2008, we entered into additional transactions to sell certain of our previously written-off self pay accounts receivable to an unrelated third party. The resulting gains of $0.3 million were recorded in continuing operations and $10,000 were recorded in discontinued operations.

During the second quarter of the prior year, we entered into two transactions to sell certain of our previously written-off self pay accounts receivable to an unrelated third party. The resulting gains were divided between continuing and discontinued operations. Gains of $1.6 million were recorded in continuing operations and $0.3 million was recorded in discontinued operations.

Interest Expense

Interest expense for the six months ended December 31, 2008 was $15.6 million, or 6.3% of net revenue, a decrease of $0.2 million from $15.8 million, or 6.7% of net revenue for the same period in the prior year. The decrease is related to decreased interest on the Term B Loan due to lower balances, offset by increases related to the continued non-cash accretion of our Senior Discount Notes.

Income Tax Provision

During the six months ended December 31, 2008, we recorded a $4.2 million income tax provision related to continuing operations resulting in an effective tax rate of 57.7%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes and discrete adjustments to our valuation allowances and state deferred tax assets. Excluding these discrete adjustments, our effective tax rate for the six months ended December 31, 2008 would be 54.6%. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the six months ended December 31, 2008 differs from the effective tax rate for the year ended June 30, 2008 primarily due to reversals of certain tax reserves for the year ended June 30, 2008.

We also recorded a $0.4 million income tax benefit related to discontinued operations during the six months ended December 31, 2008. The Company made income tax payments of $0.5 million for the six months ended December 31, 2008.

During the six months ended December 31, 2007, we recorded a $2.4 million income tax provision related to continuing operations resulting in an effective tax rate of 55.8%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. A negligible income tax provision related to discontinued operations was recorded during the six months ended December 31, 2007. The Company received income tax refunds of $53,000 and made income tax payments of $0.4 million for the six months ended December 31, 2007.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During fiscal 2009, we made the decision to exit ambulance transportation markets in Roswell, New Mexico and Marion, Ohio. The financial results of these service areas for the six months ended December 31, 2008 and 2007 are included within income (loss) from discontinued operations.

Loss from discontinued operations for the six months ended December 31, 2008 was $0.5 million and includes an income tax benefit of $0.4 million. The loss from discontinued operations before the income tax benefit was due primarily to $0.4 million recorded as a result of increasing our Medicare reserve contingency related to the Ohio compliance matter, a portion of which relates to our former Marion, Ohio operation.

Income from discontinued operations for the six months ended December 31, 2007 was $18,000 and includes an income tax provision of $15,000. Income from this period included an additional pre-tax reserve of $0.7 million for a change in estimate relating to a Medicaid intermediary’s review of service levels provided to certain patients in our Baltimore, Maryland and Washington DC operations, which were discontinued in fiscal 2004. These losses were offset by the gain of $0.3 million on the sale of certain previously written-off self pay receivables.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007— Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid- Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey (fire), North Dakota, Oregon (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire)

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services while our other services are provided predominantly in the South and Southwest segments. During fiscal 2009, we determined that certain characteristics of our Oregon fire operation were more similar to the characteristics of operations residing in our South segment. Accordingly, we reorganized our operating segments and our Oregon fire operation, which was formerly included in the Southwest segment is now included in the South segment. As a result of this change, prior period segment information related to our Oregon fire operation has been reclassified from the Southwest segment to the South segment to conform to fiscal 2009 segment designations.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$41,844	$40,825	$1,019	2.5%
Other services	1,961	2,033	(72)	(3.5)%

Total net revenue	$43,805	$42,858	$947	2.2%

Segment profit	$10,041	$9,741	$300	3.1%

Segment profit margin	22.9%	22.7%

Medical transports	116,886	119,938	(3,052)	(2.5)%

Wheelchair transports	9,904	10,528	(624)	(5.9)%

Net Medical Transport APC	$345	$328	$17	5.2%

DSO	38	50	(12)	(24.0)%

Revenue

The $1.0 million increase in ambulance services revenue was primarily due to $2.0 million attributable to the increase in net medical transport APC, offset by a $1.0 million decrease related to transport volume. The decrease in medical transports of 3,052, or 2.5%, primarily reflects volume decreases in our Buffalo and Cleveland markets due to the mild fall, and the effect of the discontinuation of a contract in our Columbus, Ohio market. The contract totaled approximately 2,400 transports annually and 600 transports quarterly. The net medical transport APC increased due to rate increases and collection rate increases offset by a decrease related to service level mix.

Payroll and employee benefits

Payroll and employee benefits was $23.1 million, or 52.7% of net revenue for the six months ended December 31, 2008, compared to $22.3 million, or 52.0% of net revenue, for the same period in the prior year. The $0.8 million increase was primarily due to a $0.4 million increase in workers compensation expense, $0.9 million of which was related to the change in actuarial adjustment from year to year, and a $0.2 million increase in training wages.

Operating expenses

Operating expenses, including general/auto liability expenses, for the six months ended December 31, 2008 was $7.7 million, or 17.7% of net revenue, compared to $7.8 million, or 18.1% of net revenue for the same period in the prior year. The $0.1 million decrease is primarily due to a $0.5 million decrease in vehicle maintenance expenses offset by a $0.4 million increase in our Medicare reserve contingency related to the Ohio compliance matter.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48, the completion of a financial statement restatement, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on the sale of assets

During the second quarter of the prior year, we entered into transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in Mid-Atlantic totaled $0.3 million.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$50,107	$41,961	$8,146	19.4%
Other services	14,480	13,529	951	7.0%

Total net revenue	$64,587	$55,490	$9,097	16.4%

Segment profit	$6,062	$3,902	$2,160	55.4%

Segment profit margin	9.4%	7.0%

Medical transports	155,486	138,674	16,812	12.1%

Wheelchair transports	9,809	8,193	1,616	19.7%

Net Medical Transport APC	$290	$279	$11	3.9%

Fire subscriptions at period end	43,943	44,448	(505)	(1.1)%

DSO	51	54	(3)	(5.6)%

Revenue

The $8.1 million increase in ambulance services revenue was due to a $5.3 million increase in same service area revenue, a $1.1 million increase related to new contract revenue in Tennessee and a $1.9 million increase related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. The same service area revenue included a $3.8 million increase related to medical transport volume and a $1.5 million increase related to net medical APC offset by a $0.5 million decrease in subsidy revenue. The increase in net medical transport APC is primarily due to rate increases and changes in service level mix. The increase in medical transports of 16,812, or 12.1%, was primarily due to growth in our Tennessee (including those generated from the new contract mentioned above), Alabama, Georgia and Kentucky markets. The increase in wheelchair transports resulted from providing a full complement of services in our Tennessee and Alabama markets.

Other services revenue increased due to a $0.9 million increase in fire services.

Payroll and employee benefits

Payroll and employee benefits was $40.5 million, or 62.7% of net revenue, for the six months ended December 31, 2008, compared to $36.4 million, or 65.6% of net revenue, for the same period in the prior year. The $4.1 million increase is primarily due to a $4.3 million increase in ambulance unit hours to meet increased transport volume demand, a $0.4 million increase in workers compensation expense, all of which was related to the change in actuarial adjustment from year to year and a $0.2 million increase in health insurance expense. These increases were offset by a $0.8 million decrease related to changes in headcount.

Operating expenses

Operating expenses, including general/auto liability expenses, for the six months ended December 31, 2008 was $13.7 million, or 21.2% of net revenue compared to $11.2 million, or 20.1% of net revenue, for the same period in the prior year. The $2.5 million increase is primarily due to a $1.1 million increase in vehicle and equipment expense, including fuel and operating supplies, $0.4 million recorded as a result of increasing the Medicare reserve contingency related to the Ohio compliance matter, a $0.3 million increase in general/auto liability all of which was related the change in actuarial adjustment from year to year, and a $0.6 million increase each in station expense, including telephones and rent.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48, the completion of a financial statement restatement, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on the sale of assets

During the second quarter of the prior year, we entered into transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in South totaled $0.4 million.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$63,550	$64,101	$(551)	(0.9)%
Other services	20,549	20,171	378	1.9%

Total net revenue	$84,099	$84,272	$(173)	(0.2)%

Segment profit	$11,045	$9,005	$2,040	22.7%

Segment profit margin	13.1%	10.7%

Medical transports	119,713	122,888	(3,175)	(2.6)%

Wheelchair transports	3,184	3,745	(561)	(15.0)%

Net Medical Transport APC	$523	$512	$11	2.1%

Fire subscriptions at period end	70,698	77,626	(6,928)	(8.9)%

DSO	55	61	(6)	(9.8)%

Revenue

The $0.6 million decrease in ambulance services revenue was primarily related to a $1.6 million decrease in medical transport volume and a $0.5 million decrease in subsidy revenue offset by a $1.4 million increase in net medical transport APC. The increase in net medical transport APC is primarily due to rate increases and increases in collection rates. Medical transports decreased primarily due to the discontinuation of service on an emergency contract in Tempe, Arizona which was approximately 7,700 transports annually and 1,900 quarterly. The decrease in wheelchair transports results from an ongoing strategic effort to call screen non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports.

Other services revenue increased primarily due to a $0.8 increase in master fire contract revenue related to the conversion of certain subscription programs to a master fire contract. This increase was offset by decreases in fire and forestry fees of $0.4 million. The decrease in fire subscriptions reflects the conversion of the subscription area noted above as well as the phased in annexation of a service area in Southern Arizona, which we expect to continue through 2010.

Payroll and employee benefits

Payroll and employee benefits was $48.2 million, or 57.4% of net revenue for the six months ended December 31, 2008, compared to $50.2 million, or 59.5% of net revenue, for the same period in the prior year. The $2.0 million decrease was primarily due to a $4.0 million decrease in ambulance unit hours, a $0.4 million decrease in health insurance expense and a $0.3 million decrease in expenses related to our defined benefit pension plan offset by a $2.1 million increase related to cost of living adjustments and changes in headcount and a $0.4 million increase in workers compensation expense which was primarily related to the change in actuarial adjustment from year to year.

Operating expenses

Operating expenses, including general/auto liability expenses, for the six months ended December 31, 2008 was $19.2 million, or 22.9% of net revenue, compared to $18.7 million, or 22.2% of net revenue, for the same period in the prior year. The $0.5 million increase is primarily due to $0.2 million increases each in fuel and general/auto liability expense.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48, the completion of a financial statement restatement, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on the sale of assets

During the second quarter of the prior year, we entered into transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in Southwest totaled $0.4 million.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports wheelchair transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$52,176	$51,199	$977	1.9%
Other services	729	818	(89)	(10.9)%

Total net revenue	$52,905	$52,017	$888	1.7%

Segment profit	$2,742	$3,380	$(638)	(18.9)%

Segment profit margin	5.2%	6.5%

Medical transports	142,542	148,597	(6,055)	(4.1)%

Wheelchair transports	16,966	15,526	1,440	9.3%

Net Medical Transport APC	$319	$301	$18	6.0%

DSO	83	91	(8)	(8.8)%

Revenue

The $1.0 million increase in ambulance services revenue was primarily due to $1.1 million in new contract revenue in Washington offset by a $0.4 million decreases in same service area revenue. The same service area revenue decrease included $2.4 million of increases related to net medical APC offset by a $2.8 million decrease related to medical transport volume in same service areas. The increase in net medical transport APC is primarily due to rate increases and changes in service level mix. The decrease in medical transport volume is primarily related to the discontinuation of service, effective October 1, 2008, on an emergency contract in Orange County, Florida which approximated 19,700 transports per year or 4,900 transports per quarter. This contract was not put out for RFP and the transports related to this service area are now being serviced by the local fire department. In addition, the Pacific Northwest reflected volume decreases due to the mild fall. The increase in wheelchair transports reflects the increased volume in San Diego and in Washington markets related to new contracts providing a compliment of services.

Payroll and employee benefits

Payroll and employee benefits was $30.3 million, or 57.2% of net revenue for the six months ended December 31, 2008, compared to $29.4 million, or 56.6% of net revenue, for the same period in the prior year. The $0.9 million increase is primarily due to a $0.8 million increase related to annual base rate cost of living adjustments and changes in headcount and a $0.4 million increase in workers compensation expense, $0.5 million of which was related to the change in actuarial adjustment from year to year, offset by a $0.3 million decrease in ambulance unit hours.

Operating expenses

Operating expenses, including general/auto liability expenses, for the six months ended December 31, 2008 was $17.2 million, or 32.6% of net revenue, compared to $16.6 million, or 31.8% of net revenue, for the same period in the prior year. The $0.6 million increase is primarily due to a $0.3 million increase in vehicle and equipment expense, including fuel and operating supplies and a $0.2 million increase in property rental expense.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees related to fees incurred in the prior year associated with the adoption of FIN 48, the completion of a financial statement restatement, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on the sale of assets

During the second quarter of the prior year, we entered into transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in West totaled $0.5 million.

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

Revenue Recognition

A significant portion of our revenue is generated in the highly regulated and complex healthcare industry. Ambulance services revenue is recognized when services are provided to our patients and are recorded net of estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. We use sophisticated financial models to estimate the provisioning for both contractual allowances and uncompensated care by looking at current service levels, payer mix known at the time of transport and incorporating historical trend information by service area. The evaluation of these data points, along with our interpretation of Medicare, Medicaid and various commercial insurance provider rules and regulations is highly complicated and subjective. If our interpretation or our analysis surrounding historical data is incorrect, revenue could be overstated or understated. A 1% change in our estimate of revenue collectability would have impacted the company by $4.3 million for the six months ended December 31, 2008. Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $78.7 million and $158.4 million for the three and six months ended December 31, 2008, respectively and $75.6 million and $147.7 million for the three and six months ended December 31, 2007, respectively. The estimate for uncompensated care on gross ambulance services revenue from continuing operations totaled $29.6 million and $60.1 million for the three and six months ended December 31, 2008, respectively and $29.6 million and $60.0 million for the three and six months ended December 31, 2007, respectively.

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

Reserves related to workers’ compensation claims totaled $11.3 million and $11.2 million at December 31, 2008 and June 30, 2008, respectively. Reserves related to general liability claims totaled $28.8 million and $29.7 million at December 31, 2008 and June 30, 2008, respectively.

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

We have available to us, upon compliance with certain conditions, a $20 million revolving credit facility, less any letters of credit outstanding under the $10 million sub-line within the revolving credit facility. There were no amounts outstanding under the revolving credit facility at December 31, 2008.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, management bonuses, 401(k) employer matching contributions, defined benefit pension plan contributions, income tax payments, workers compensation and general liability insurance premium deposits, and capital expenditures.

The table below summarizes cash flow information for the six months ended December 31, 2008 and 2007 (in thousands):

	Six Months Ended December 31,
	2008	2007
Net cash provided by operating activities	$19,331	$9,816
Net cash used in investing activities	(8,191)	(7,520)
Net cash used in financing activities	(7,455)	(6,236)

Operating Activities

Net cash provided by operating activities totaled $19.3 million and $9.8 million for the six months ended December 31, 2008 and 2007, respectively. The $9.5 million increase in net cash provided by operating activities was primarily due to changes in working capital.

We had working capital of $52.5 million at December 31, 2008, including cash and cash equivalents of $19.6 million, compared to working capital of $48.1 million, including cash and cash equivalents of $15.9 million, at June 30, 2008. The increase in working capital as of December 31, 2008 is primarily related to increases in deferred income taxes and cash and cash equivalents and a decrease in accounts payable. Those items were partially offset by decreases in accounts receivable and prepaid expenses.

Investing Activities

Net cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We had no purchases and sales of short-term investments during the six months ended December 31, 2008 and purchases and sales of $5.0 million during the six months ended December 31, 2007. We had capital expenditures totaling $8.2 million and $7.5 million for the six months ended December 31, 2008 and 2007, respectively.

Financing Activities

Financing activities include the repayment of debt, the issuance of debt and costs incurred to issue new debt or modify existing debt, tax benefits from the exercise of stock options, proceeds from the issuance of common stock and minority shareholder distributions. During the six months ended December 31, 2008, we made a $7.0 million voluntary principal payment on our Term Loan B and made $0.3 million in distributions to the City of San Diego.

During the six months ended December 31, 2007, we made $5.0 million of voluntary principal payments on our Term Loan B, borrowed and repaid $1.3 million under the revolving credit facility and incurred $0.9 million in costs for an amendment and waiver under the 2005 Credit Facility (Amendment 6). We also experienced a $0.2 million decrease in proceeds from the exercise of stock options and made $0.5 million in distributions to the City of San Diego.

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

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be achieved at
			March 31, 2009	June 30, 2009	September 30, 2009

Debt leverage ratio	< 4.25	3.53	< 4.25	< 3.75	< 3.75
Interest expense coverage ratio	> 2.25	2.79	> 2.25	> 2.25	> 2.25
Fixed charge coverage ratio	> 1.10	1.39	> 1.10	> 1.10	> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	< $27.5 million	< $30.0 million
New business capital expenditure (2)	N/A	N/A	N/A	< $4.0 million	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.
(2)	Measured annually at June 30th.

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at December 31, 2008 as shown above.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132R-1”). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. Accordingly, we intend to adopt FSP SFAS 132R-1 in fiscal year 2010. We are currently evaluating the disclosure impact of adopting this FSP on our consolidated financial statements and related disclosures.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation (“FIN”) No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP SFAS No. 140-4 and FIN No. 46R-8”). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as our involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after December 15, 2008. Accordingly, we have adopted FSP SFAS 140-4 and FIN No. 46R-8 in the second quarter of fiscal 2009. See Note 3 to the consolidated financial statements for details on adoption of FSP SFAS 140-4 and FIN No. 46R-8.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161, which expands and amends the disclosure requirements of SFAS 133, is intended to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 in the second quarter of fiscal 2009 which did not have a material effect on our consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS 141, Business Combinations. SFAS 141(R) establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is the fiscal year beginning July 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material effect on our consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. SFAS 160, which is effective for us at the beginning of the 2010 fiscal year, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. We are evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements and related disclosures.

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

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 3.50% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.50%. Based on current amounts outstanding under Term Loan B at December 31, 2008, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.7 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e)) as of the end of the period covered by this Quarterly Report. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the six month period ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Note 13 to the Consolidated Financial Statements is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders in Scottsdale, Arizona, on December 16, 2008. The matters before the annual meeting were:

•	The election of two directors to serve a three-year term or until their successors are duly elected and qualified;

•	To consider an amendment to the Company’s Second Restated Certificate of Incorporation to remove certain supermajority voting requirements; and

•	The ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

Holders of our common stock were entitled to one vote per share on all matters before the annual meeting. The results of the matters before the annual meeting are as follows:

•	The following individuals were elected at the annual meeting as Class II Directors to serve a three-year term or until their respective successors are duly elected and qualified:

Election of Directors	For	Withheld
Robert E. Wilson	17,687,426	5,280,143
Christopher S. Shackelton	17,692,675	5,274,894

In addition, Class I Directors (Conrad A. Conrad, Jack E. Brucker, and Earl P. Holland) and Class III Directors (Eugene I. Davis and Henry G. Walker) continued their respective terms of office following the 2008 annual meeting of stockholders.

•	Approval of an amendment to the Company’s Second Restated Certificate of Incorporation to remove certain supermajority voting requirements, as described in the proxy materials.

For	Against	Abstained	Broker Non-Votes
22,486,051	402,242	79,276	—

•	Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

For	Against	Abstained	Broker Non-Votes
22,802,510	135,810	29,252	—

As previously disclosed in our proxy statement, filed with the SEC on November 13, 2008, we entered into a settlement agreement with Accipiter Capital Management, LLC, together with its affiliates, relating to the nomination of certain directors in connection with the annual meeting. The description of the terms of the settlement agreement contained in the proxy statement is incorporated herein by reference.

Item 5.	Other Information

Indemnification Agreements

As previously disclosed, the Board approved an updated form of indemnity agreement in September 2008 between the Company and its directors and certain officers (replacing the form of agreement in place since approximately 2002) as part of its ongoing review of form agreements the Company utilizes. On February 6, 2009, the Company entered into the updated form of indemnity agreement with Kristine B. Ponczak, Senior Vice President and Chief Financial Officer, and Donna Berlinski, Vice President and Controller, and thereby terminated the previous form of agreement with such persons. Like the previous form of indemnity agreement, the updated form of agreement provides indemnification of the director or officer party thereto to the fullest extent permitted by law (as required by the Company’s Bylaws). The updated form of agreement adds clarifying language in several areas, including (among others) that (i) the Company is entitled to control the defense of a claim for which it provides indemnification absent conflict of interest or similar circumstances; (ii) the Company bears the burden of proof in denying requests for indemnification; (iii) the Company is not obligated to indemnify for settlements entered into without the Company’s consent, and the Company may not settle a matter without the indemnified party’s consent if the settlement would impose a penalty or limitation (in both instances such consent may not be unreasonably withheld); and (iv) the person seeking indemnification may elect, following a change in control (as defined therein), to have any indemnification request made pursuant to the indemnity agreement following such change in control reviewed by either the disinterested members of the board or by independent legal counsel. The Company intends to continue to review the form of indemnification agreement and update it from time to time as deemed necessary or desirable in the ordinary course of reviewing its forms of agreements. The foregoing description is qualified by reference to the form of agreement, a copy of which is attached as an exhibit to this report.

Shareholder Rights Agreement

As previously disclosed, the Company entered into an amendment to its Shareholder Rights Plan (commonly referred to as a poison pill, the “Plan”) in September 2008 in an effort to avoid limitations on the Company’s ability to fully-utilize available net operating losses that the Company may carry forward to reduce taxes on future income. Pursuant to the amendment, the Rights (as defined under the Plan) will be distributed under the Plan when an Acquiring Person (as defined under the Plan) becomes the beneficial owner of 4.99% or more of the common stock. Prior to the amendment, the Plan was triggered if an Acquiring Person acquired 15.00% or more of the common stock. Existing shareholders with holdings in excess of 4.99% were grandfathered in under the amendment, and as such, their current holdings are not deemed to trigger the Plan. The Company has previously disclosed that it may be in the interests of the Company’s stockholders to grant waivers to the Plan on a case-by-case basis.

Coliseum Capital, together with its investment adviser Coliseum Capital Management, LLC (collectively, “Coliseum”), requested and received a waiver from the Company in November 2008 allowing beneficial ownership of up to 14.99% of the Company’s common stock without becoming an Acquiring Person. Christopher S. Shackelton, a director of the Company, is an employee of Coliseum. The Company is providing this information under Part II, Item 5 of this report in lieu of providing this information under Item 8.01 of Form 8-K.

Item 6.	Exhibits

Exhibits
3.1	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on March 28, 2008; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on December 18, 2008. *

10.1	Form of Indemnity Agreement by and between Registrant and each of its directors and Kristine B. Ponczak and Donna Berlinski (1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: February 9, 2009	By:	/s/ JACK E. BRUCKER
Jack E. Brucker,
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KRISTINE B. PONCZAK
Kristine B. Ponczak,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA BERLINSKI
Donna Berlinski,
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

3.1	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on March 28, 2008; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on December 18, 2008. *

10.1	Form of Indemnity Agreement by and between Registrant and each of its directors and Kristine B. Ponczak and Donna Berlinski (1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 15, 2008.