Form 10-Q
period 2009-03-31
RURAL/METRO CORP /DE/
filed 2009-05-11
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, in any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 24,844,103 shares of the registrant’s Common Stock outstanding on May 7, 2009.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2009

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,812	$15,907
Accounts receivable, net	69,418	76,131
Inventories	8,873	8,456
Deferred income taxes	26,841	22,263
Prepaid expenses and other	17,040	18,946

Total current assets	149,984	141,703
Property and equipment, net	49,419	46,938
Goodwill	37,700	37,700
Deferred income taxes	42,381	50,773
Insurance deposits	740	989
Other assets	13,874	16,108

Total assets	$294,098	$294,211

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,526	$16,147
Accrued liabilities	58,108	55,139
Deferred revenue	21,521	21,901
Current portion of long-term debt	287	374

Total current liabilities	94,442	93,561
Long-term debt, net of current portion	274,503	279,017
Other long-term liabilities	29,191	29,536

Total liabilities	398,136	402,114

Commitments and contingencies (Note 13)
Minority interest	2,785	1,966

Stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,842,726 and 24,822,726 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	248	248
Additional paid-in capital	155,105	154,918
Treasury stock, 96,246 shares at both March 31, 2009 and June 30, 2008	(1,239)	(1,239)
Accumulated other comprehensive loss	(410)	(439)
Accumulated deficit	(260,527)	(263,357)

Total stockholders’ deficit	(106,823)	(109,869)

Total liabilities, minority interest and stockholders’ deficit	$294,098	$294,211

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net revenue	$125,914	$125,132	$371,310	$359,769

Operating expenses:
Payroll and employee benefits	77,461	76,561	229,617	224,425
Depreciation and amortization	3,690	3,250	10,871	9,432
Other operating expenses	28,626	31,225	86,339	87,346
General/auto liability insurance expense	4,984	4,051	10,867	9,971
Gain on sale of assets	(168)	(60)	(414)	(1,356)

Total operating expenses	114,593	115,027	337,280	329,818

Operating income	11,321	10,105	34,030	29,951
Interest expense	(7,749)	(7,988)	(23,325)	(23,748)
Interest income	107	73	255	307

Income from continuing operations before income taxes and minority interest	3,679	2,190	10,960	6,510
Income tax provision	(2,026)	(879)	(6,230)	(3,288)
Minority interest	(577)	(132)	(1,319)	(896)

Income from continuing operations	1,076	1,179	3,411	2,326
Income (loss) from discontinued operations, net of income taxes	(89)	290	(581)	308

Net income	$987	$1,469	$2,830	$2,634

Income (loss) per share:
Basic -
Income from continuing operations	$0.04	$0.05	$0.13	$0.10
Income (loss) from discontinued operations	0.00	0.01	(0.02)	0.01

Net income	$0.04	$0.06	$0.11	$0.11

Diluted -
Income from continuing operations	$0.04	$0.05	$0.13	$0.10
Income (loss) from discontinued operations	0.00	0.01	(0.02)	0.01

Net income	$0.04	$0.06	$0.11	$0.11

Average number of common shares outstanding - Basic	24,843	24,823	24,830	24,775

Average number of common shares outstanding - Diluted	24,897	24,948	24,907	24,947

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2008	24,822,726	$248	$154,918	$(1,239)	$(263,357)	$(439)	$(109,869)
Stock-based compensation expense	—	—	185	—	—	—	185
Issuance of common stock under Stock Option Plans	20,000	—	2	—	—	—	2
Comprehensive income, net of tax:
Net income	—	—	—	—	2,830	—	2,830

Other comprehensive income, net of tax
Defined benefit pension plan:
Net amortization of prior service cost	—	—	—	—	—	29	29

Other comprehensive income							29

Comprehensive income							2,859

Balance at March 31, 2009	24,842,726	$248	$155,105	$(1,239)	$(260,527)	$(410)	$(106,823)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,830	$2,634
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	10,871	9,629
Non-cash adjustments to insurance claims reserves	129	(4,466)
Accretion of 12.75% Senior Discount Notes	7,334	6,481
Deferred income taxes	3,790	1,949
Tax benefit from the exercise of stock options	—	(75)
Amortization of deferred financing costs	1,632	1,510
Loss on disposal of property and equipment	58	296
Earnings of minority shareholder	1,319	896
Stock-based compensation expense	185	—
Proceeds from property insurance settlement	—	(70)
Change in assets and liabilities -
Accounts receivable	6,713	(3,934)
Inventories	(417)	401
Prepaid expenses and other	3,240	3,213
Insurance deposits	249	(217)
Other assets	475	215
Accounts payable	(1,921)	1,571
Accrued liabilities	1,769	4,994
Deferred revenue	(380)	(2,922)
Other liabilities	(589)	2,373

Net cash provided by operating activities	37,287	24,478

Cash flows from investing activities:
Purchases of short-term investments	—	(5,000)
Sales of short-term investments	—	5,000
Capital expenditures	(12,485)	(10,545)
Proceeds from the sale of property and equipment	—	22
Proceeds from property insurance settlement	—	70

Net cash used in investing activities	(12,485)	(10,453)

Cash flows from financing activities:
Repayment of debt	(12,399)	(8,905)
Issuance of debt	—	3,800
Cash paid for debt issuance costs	—	(857)
Tax benefit from the exercise of stock options	—	75
Issuance of common stock	2	58
Distributions to minority shareholders	(500)	(500)

Net cash used in financing activities	(12,897)	(6,329)

Increase (decrease) in cash and cash equivalents	11,905	7,696
Cash and cash equivalents, beginning of period	15,907	6,181

Cash and cash equivalents, end of period	$27,812	$13,877

Supplemental disclosure of non-cash operating activities:
Increase in current assets and accrued liabilities for general liability insurance claim	$1,334	$—

Increase in accumulated deficit, other liabilities and decrease in deferred taxes upon adoption of FIN 48	$—	$12,826

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$1,656	$1,897

Note payable incurred for software licenses	$—	$354

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended March 31, 2009 and 2008 are not necessarily indicative of the results of operations for the full fiscal year.

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

During the second quarter of fiscal 2009, the Company determined that certain leasehold improvements were being depreciated over useful lives longer than the term of the related leases. The Company assessed the materiality of this error on prior periods’ consolidated financial statements and on the first and second quarters of fiscal 2009 in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the error was not material to any such periods. Therefore, the cumulative effect of this error was recorded as an adjustment in the second quarter of fiscal 2009. The effect of this adjustment to the Consolidated Statements of Operations for the nine months ended March 31, 2009 was to increase operating expenses by approximately $0.2 million and to decrease net income by approximately $0.1 million. The adjustment did not impact income (loss) from discontinued operations. The adjustment also decreased net property and equipment on the Consolidated Balance Sheet as of December 31, 2008 by approximately $0.2 million. There was no associated net impact on the Statement of Cash Flows for the nine months ended March 31, 2009.

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three and nine months ended March 31, 2008 reflect certain reclassifications for discontinued operations as described in Note 11. These reclassifications have no effect on previously reported net income (loss). In addition, certain reclassifications have been made to the March 31, 2008 Consolidated Statement of Cash Flows in order to be comparable to the March 31, 2009 presentation.

(2) Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. Statement of Financial Accounting Standards (“SFAS”) 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132R-1”). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. Accordingly, the Company intends to adopt FSP SFAS 132R-1 in fiscal year 2010. The Company is currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements and related disclosures.

In December 2008, the FASB issued FSP No. SFAS 140-4 and FASB Interpretation (“FIN”) 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP SFAS 140-4 and FIN 46R-8”). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the Company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after December 15, 2008. The Company adopted FSP SFAS 140-4 and FIN 46R-8 in the second quarter of fiscal 2009. See Note 3 to the consolidated financial statements for details on the adoption of and disclosures required by FSP SFAS 140-4 and FIN 46R-8.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. SFAS 160, which is effective for the Company at the beginning of the fiscal year 2010, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The Company’s adoption of SFAS 160 beginning in the first quarter of fiscal 2010 will affect the presentation of the consolidated financial statements and related disclosures as described in the preceding sentence.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments, at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. The Company adopted SFAS 159 on July 1, 2008, and elected not to measure any financial instruments or other items at fair value as of that date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements; however, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for us on July 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (“FSP SFAS157-2”) which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 on July 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company intends to adopt the provisions of SFAS 157 with respect to its non-financial assets and non-financial liabilities effective July 1, 2009 pursuant to the requirements of FSP SFAS 157-2, and is currently evaluating the potential impact on its financial position and results of operations.

(3) Variable Interest Entities

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

The assets held by SDSME are generally not available for use by the Company. SDSME’s operations are financed from cash flows from operations.

Under FIN 46R, the Company must reassess the VIE status if there are changes in the entity’s capital structure and/or in its activities or assets. The status of SDSME as a VIE has not changed since the adoption of FIN 46.

(4) Share-Based Compensation

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense of the grant recipients’ requisite service periods, in accordance with SFAS No. 123(R), Share-Based Payment. The share-based compensation expense that the Company recognized in our Consolidated Statements of Operations by type of award for the three and nine months ended March 31, 2009 and March 31, 2008 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Restricted stock unit compensation expense	$55	$—	$151	$—
Stock appreciation rights expense	13	—	34	—

Total share-based compensation	$68	$—	$185	$—

The increase in share-based compensation expense was the result of new awards in fiscal 2009, compared to fiscal 2008 when no awards were made and all share-based awards were fully vested.

As of March 31, 2009, the total unrecognized share-based compensation expense was $0.4 million. The remaining unrecognized share-based compensation expense will be recognized over a weighted average period of 2.4 years.

(5) Sale of Accounts Receivable

The Company has entered into transactions to sell certain of its previously written-off self pay accounts receivables to an unrelated third party. The Company accounted for each transaction as a sale since they met the applicable criteria of SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. The resulting gains were equal to proceeds received since the Company had previously removed the receivables from the balance sheet upon concluding they would not be collected. Income from continuing operations for the three and nine months ended March 31, 2009 includes $0.2 million and $0.5 million, respectively, and income (loss) from discontinued operations for the three and nine months ended March 31, 2009 includes $1,000 and $12,000, respectively of gains recognized in connection with these sales. Income from continuing operations and income (loss) from discontinued operations for the nine months ended March 31, 2008 includes $1.6 million and $0.3 million, respectively, of gains recognized in connection with these sales. The gains associated with the Company’s continuing operations are included within (gain) loss on sale of assets in the consolidated statement of operations. The proceeds received in connection with these transactions are a component of cash provided by operating activities in the consolidated statements of cash flows for the nine months ended March 31, 2009 and 2008.

(6) General/Auto Liability and Workers’ Compensation Insurance Plans

General/Auto Liability

The Company has a per occurrence and aggregate self-insured retention limits for the policy periods which cover June 2005 through June 2009. In addition the Company has an umbrella policy which provides excess coverage over the stated limits. For policy periods prior to June 2005, the Company also has self-insured retentions with varying levels of coverage based on the applicable policy year. Management periodically reviews its general liability claim reserves and engages its independent actuaries semi-annually, or in interim periods if events or changes in circumstances indicate additional evaluation is necessary, to assist with the assessment of reserve adequacy. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained. Due to circumstances that arose during the three months ended March 31, 2009 the Company obtained an interim actuarial evaluation which resulted in a $1.6 million increase in the general/auto liability claims reserves primarily related to a change in estimate of reserves related to the auto liability program.

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. In April 2007, a jury awarded the plaintiff compensatory damages totaling $12.1 million, which includes prejudgment interest of $0.5 million. The Company has filed a motion to appeal. Interest continues to accrue while on appeal. The Company is covered under an automobile liability insurance program and maintains excess insurance with coverage limits in excess of the award, for the related policy year. The Company has recorded a liability of $12.9 million and $11.6 million at March 31, 2009 and June 30, 2008, respectively, for the difference between the award plus accrued interest and the self-insured deductible with an offsetting receivable representing the amount due from the insurer. The liability has been classified as a component of accrued liabilities and the offsetting receivable has been classified as a component of prepaid expenses and other on the consolidated balance sheets as of March 31, 2009 and June 30, 2008.

The classification of general/auto liability related amounts in the consolidated balance sheets as of March 31, 2009 and June 30, 2008 is as follows (in thousands):

	March 31, 2009	June 30, 2008
Receivables from insurers included in prepaid expenses and other	$12,899	$11,565
Receivables from insurers included in other assets	2,160	2,959

Total general/auto liability related assets	15,059	14,524

Claims reserves included in accrued liabilities	17,914	16,499
Claims reserves included in other liabilities	12,812	13,162

Total general/auto liability related liabilities	30,726	29,661

Net general/auto liability related liabilities	$15,667	$15,137

Workers’ Compensation

The Company has a per occurrence self-insured retention for the policy periods which cover May 2005 through April 2009. The Company has purchased a similar policy for the policy year beginning May 1, 2009. The Company’s aggregate retention limit for those periods is unlimited. For policy years prior to May 2002, policies also included a per-occurrence retention with no annual aggregate limit. For the policy periods May 2002 through May 2005, the Company purchased a first dollar coverage program with a retrospectively rated endorsement whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts. Management periodically reviews its insurance claim reserves and semi-annually, or in interim periods if events or changes in circumstances indicate additional evaluation is necessary, engages its independent actuaries to assist in updating estimates of the Company’s insurance claims reserves, receivables from insurers and premium receivable/liabilities.

The classification of workers’ compensation related amounts in the consolidated balance sheets as of March 31, 2009 and June 30, 2008 is as follows (in thousands):

	March 31, 2009	June 30, 2008
Receivables from insurers included in other assets	$610	$563
Insurance deposits included in prepaid expenses and other	369	505
Insurance deposits	740	989

Total workers’ compensation related assets	1,719	2,057

Claims reserves and premium liabilities included in accrued liabilities	4,097	4,207
Claims reserves included in other liabilities	6,821	7,036

Total workers’ compensation related liabilities	10,918	11,243

Net workers’ compensation related liabilities	$9,199	$9,186

(7) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	March 31, 2009	June 30, 2008
Senior Secured Term Loan B due March 2011	$66,000	$78,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	83,097	75,763
Other obligations, at varying rates from 5.90% to 14.64%, due through 2013	693	628

Long-term debt	274,790	279,391
Less: Current maturities	(287)	(374)

Long-term debt, net of current maturities	$274,503	$279,017

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 3.50% per annum, based on contractual periods from one to six months in length at the option of the Company, through its wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”). At March 31, 2009, $61.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 6.32% per annum, while the remaining $5.0 million was under a LIBOR option three-month contract accruing interest at 4.74% per annum based on the interest rate contracts in effect at that time. At June 30, 2008, $78.0 million of the outstanding Term Loan B balance was under a LIBOR three-month contract accruing interest at 6.27% per annum.

The Company has capitalized $15.5 million of expenses associated with obtaining its outstanding debt and is amortizing these costs as interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $6.4 million and $8.0 million at March 31, 2009 and June 30, 2008, respectively and are included in other assets in the consolidated balance sheet.

During the nine months ended March 31, 2009, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made $12.0 million of voluntary principal payments on its Term Loan B. There are no prepayment penalties or fees associated with the voluntary principal payments under the Term Loan B. In connection with these voluntary principal payments, the Company wrote-off $0.2 million of deferred financing costs during the first nine months of fiscal 2009. Rural/Metro LLC has made inception-to-date voluntary principal payments totaling $69.0 million, and may, from time to time, make additional voluntary principal payments at its discretion.

At March 31, 2009, the Company had outstanding letters of credit of $41.8 million, primarily in support of general/auto liability insurance and workers’ compensation insurance programs. The outstanding letters of credit at March 31, 2009 applicable to the Company’s $45.0 million Letter of Credit Facility totaled $40.6 million. The Company’s $20.0 million Revolving Credit Facility (the “Revolver”), which was undrawn at March 31, 2009, includes a letter of credit sub-line in the amount of $10.0 million and any letters of credit issued under the sub-line reduce the amount of drawings available under the Revolver by the amount of such letters of credit.

Effective March 4, 2010, the Revolver will expire, and therefore, the Company will no longer have access to funds available under that facility. Given the Company’s cash flow from operations and lack of usage of the Revolver, the Company does not believe that the loss of access to the Revolver will impact its ability to fund current operations. Although the Company does not believe that the expiration of the Revolver will affect its liquidity, the Company has initiated discussions with its senior secured lenders regarding an amendment to its senior secured credit facility (the “2005 Credit Facility”) to extend the facilities thereunder, including the Revolver. There can be no assurance that any agreement with respect to such an amendment will be reached or, if such an agreement is reached, as to the terms thereof.

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

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be achieved at
			June 30, 2009		September 30, 2009	December 31, 2009
Debt leverage ratio	< 4.25	3.40		< 3.75	< 3.75	< 3.75
Interest expense coverage ratio	> 2.25	2.90		> 2.25	> 2.25	> 2.25
Fixed charge coverage ratio	> 1.10	1.39		> 1.10	> 1.10	> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	< $	27.5 million	N/A	N/A
New business capital expenditure (2)	N/A	N/A	< $	4.0 million	N/A	N/A

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.

(2)	Measured annually at June 30.

The Company was in compliance with all of its covenants under its 2005 Credit Facility at March 31, 2009.

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

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Consolidating financial information for Rural/Metro Corporation (which is reflected as “Parent” in the following tables), the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FIN 46(R). The accompanying financial statements for the three and nine months ended March 31, 2008 reflect certain reclassifications for discontinued operations as described in Note 11. These reclassifications have no effect on previously reported net income (loss). In addition, certain reclassifications have been made to the March 31, 2008 Consolidating Statement of Cash Flows in order to be comparable to the March 31, 2009 presentation.

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$25,440	$2,372	$—	$27,812	$—	$27,812
Accounts receivable, net	—	—	—	61,568	7,850	—	69,418	—	69,418
Inventories	—	—	—	8,873	—	—	8,873	—	8,873
Deferred income taxes	—	—	—	26,841	—	—	26,841	—	26,841
Prepaid expenses and other	—	—	—	16,457	583	—	17,040	—	17,040

Total current assets	—	—	—	139,179	10,805	—	149,984	—	149,984
Property and equipment, net	—	—	—	49,218	201	—	49,419	—	49,419
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	42,381	—	—	42,381	—	42,381
Insurance deposits	—	—	—	740	—	—	740	—	740
Other assets	1,363	5,025	—	7,486	—	—	12,511	—	13,874
Due from (to) affiliates (1)	—	42,823	125,000	(39,258)	(3,565)	(125,000)	—	—	—
Due from (to) Parent Company	(55,308)	55,308	—	—	—	—	55,308	—	—
LLC investment in subsidiaries	—	119,906	—	—	—	(119,906)	—	—	—
Parent Company investment in LLC	30,219	—	—	—	—	—	—	(30,219)	—

Total assets	$(23,726)	$223,062	$125,000	$237,446	$7,441	$(244,906)	$348,043	$(30,219)	$294,098

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$13,317	$1,209	$—	$14,526	$—	$14,526
Accrued liabilities	—	1,843	—	55,600	665	—	58,108	—	58,108
Deferred revenue	—	—	—	21,521	—	—	21,521	—	21,521
Current portion of long-term debt	—	—	—	287	—	—	287	—	287

Total current liabilities	—	1,843	—	90,725	1,874	—	94,442	—	94,442

Long-term debt, net of current portion (1)	83,097	191,000	125,000	406	—	(125,000)	191,406	—	274,503
Other liabilities	—	—	—	29,191	—	—	29,191	—	29,191

Total liabilities	83,097	192,843	125,000	120,322	1,874	(125,000)	315,039	—	398,136

Minority interest	—	—	—	—	—	2,785	2,785	—	2,785

Stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	155,105	—	—	74,770	20	(74,790)	—	—	155,105
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive loss	(410)	—	—	—	—	—	—	—	(410)
Accumulated deficit	(260,527)	—	—	42,264	5,547	(47,811)	—	—	(260,527)
Member equity	—	30,219	—	—	—	—	30,219	(30,219)	—

Total stockholders’ equity (deficit)	(106,823)	30,219	—	117,124	5,567	(122,691)	30,219	(30,219)	(106,823)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(23,726)	$223,062	$125,000	$237,446	$7,441	$(244,906)	$348,043	$(30,219)	$294,098

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2009 consists of equity and due to affiliates totaling an amount equal to $100.

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

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$121,958	$11,614	$(7,658)	$125,914	$—	$125,914

Operating expenses:
Payroll and employee benefits	54	—	—	77,369	38	—	77,407	—	77,461
Depreciation and amortization	—	—	—	3,690	—	—	3,690	—	3,690
Other operating expenses	14	—	—	25,801	10,469	(7,658)	28,612	—	28,626
General/auto liability insurance expense	—	—	—	4,860	124	—	4,984	—	4,984
Gain on sale of assets	—	—	—	(52)	(116)	—	(168)	—	(168)

Total operating expenses	68	—	—	111,668	10,515	(7,658)	114,525	—	114,593

Operating income	(68)	—	—	10,290	1,099	—	11,389	—	11,321
Equity in earnings of subsidiaries	3,607	8,726	—	—	—	(8,726)	—	(3,607)	—
Interest expense (1)	(2,552)	(5,119)	—	(78)	—	—	(5,197)	—	(7,749)
Interest income	—	—	—	53	54	—	107	—	107

Income from continuing operations before income taxes and minority interest	987	3,607	—	10,265	1,153	(8,726)	6,299	(3,607)	3,679
Income tax provision	—	—	—	(2,026)	—	—	(2,026)	—	(2,026)
Minority interest	—	—	—	—	—	(577)	(577)	—	(577)

Income from continuing operations	987	3,607	—	8,239	1,153	(9,303)	3,696	(3,607)	1,076
Loss from discontinued operations, net of income taxes	—	—	—	(89)	—	—	(89)	—	(89)

Net income	$987	$3,607	$—	$8,150	$1,153	$(9,303)	$3,607	$(3,607)	$987

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$121,819	$11,140	$(7,827)	$125,132	$—	$125,132

Operating expenses:
Payroll and employee benefits	—	—	—	76,537	24	—	76,561	—	76,561
Depreciation and amortization	—	—	—	3,249	1	—	3,250	—	3,250
Other operating expenses	—	—	—	28,330	10,722	(7,827)	31,225	—	31,225
General/auto liability insurance expense	—	—	—	3,923	128	—	4,051	—	4,051
Gain on sale of assets	—	—	—	(60)	—	—	(60)	—	(60)

Total operating expenses	—	—	—	111,979	10,875	(7,827)	115,027	—	115,027

Operating income	—	—	—	9,840	265	—	10,105	—	10,105
Equity in earnings of subsidiaries	3,732	9,447	—	—	—	(9,447)	—	(3,732)	—
Interest expense (1)	(2,263)	(5,715)	—	(10)	—	—	(5,725)	—	(7,988)
Interest income	—	—	—	73	—	—	73	—	73

Income from continuing operations before income taxes and minority interest	1,469	3,732	—	9,903	265	(9,447)	4,453	(3,732)	2,190
Income tax provision	—	—	—	(879)	—	—	(879)	—	(879)
Minority interest	—	—	—	—	—	(132)	(132)	—	(132)

Income from continuing operations	1,469	3,732	—	9,024	265	(9,579)	3,442	(3,732)	1,179
Income from discontinued operations, net of income taxes	—	—	—	290	—	—	290	—	290

Net income	$1,469	$3,732	$—	$9,314	$265	$(9,579)	$3,732	$(3,732)	$1,469

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$360,135	$33,828	$(22,653)	$371,310	$—	$371,310

Operating expenses:
Payroll and employee benefits	147	—	—	229,384	86	—	229,470	—	229,617
Depreciation and amortization	—	—	—	10,871	—	—	10,871	—	10,871
Other operating expenses	38	—	—	78,026	30,928	(22,653)	86,301	—	86,339
General/auto liability insurance expense	—	—	—	10,527	340	—	10,867	—	10,867
Gain on sale of assets	—	—	—	(298)	(116)	—	(414)	—	(414)

Total operating expenses	185	—	—	328,510	31,238	(22,653)	337,095	—	337,280

Operating income	(185)	—	—	31,625	2,590	—	34,215	—	34,030
Equity in earnings of subsidiaries	10,498	26,092	—	—	—	(26,092)	—	(10,498)	—
Interest expense (1)	(7,483)	(15,594)	—	(248)	—	—	(15,842)	—	(23,325)
Interest income	—	—	—	207	48	—	255	—	255

Income from continuing operations before income taxes and minority interest	2,830	10,498	—	31,584	2,638	(26,092)	18,628	(10,498)	10,960
Income tax provision	—	—	—	(6,230)	—	—	(6,230)	—	(6,230)
Minority interest	—	—	—	—	—	(1,319)	(1,319)	—	(1,319)

Income from continuing operations	2,830	10,498	—	25,354	2,638	(27,411)	11,079	(10,498)	3,411
Loss from discontinued operations, net of income taxes	—	—	—	(581)	—	—	(581)	—	(581)

Net income	$2,830	$10,498	$—	$24,773	$2,638	$(27,411)	$10,498	$(10,498)	$2,830

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$349,088	$32,848	$(22,167)	$359,769	$—	$359,769

Operating expenses:
Payroll and employee benefits	—	—	—	224,340	85	—	224,425	—	224,425
Depreciation and amortization	—	—	—	9,431	1	—	9,432	—	9,432
Other operating expenses	—	—	—	78,908	30,605	(22,167)	87,346	—	87,346
General/auto liability insurance expense	—	—	—	9,587	384	—	9,971	—	9,971
Gain on sale of assets	—	—	—	(1,356)	—	—	(1,356)	—	(1,356)

Total operating expenses	—	—	—	320,910	31,075	(22,167)	329,818	—	329,818

Operating income	—	—	—	28,178	1,773	—	29,951	—	29,951
Equity in earnings of subsidiaries	9,267	26,311	—	—	—	(26,311)	—	(9,267)	—
Interest expense (1)	(6,633)	(17,044)	—	(71)	—	—	(17,115)	—	(23,748)
Interest income	—	—	—	288	19	—	307	—	307

Income from continuing operations before income taxes and minority interest	2,634	9,267	—	28,395	1,792	(26,311)	13,143	(9,267)	6,510
Income tax provision	—	—	—	(3,288)	—	—	(3,288)	—	(3,288)
Minority interest	—	—	—	—	—	(896)	(896)	—	(896)

Income from continuing operations	2,634	9,267	—	25,107	1,792	(27,207)	8,959	(9,267)	2,326
Income from discontinued operations, net of income taxes	—	—	—	308	—	—	308	—	308

Net income	$2,634	$9,267	$—	$25,415	$1,792	$(27,207)	$9,267	$(9,267)	$2,634

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$2,830	$10,498	$—	$24,773	$2,638	$(27,411)	$10,498	$(10,498)	$2,830
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	10,871	—	—	10,871	—	10,871
Non-cash adjustments to insurance claims reserves	—	—	—	129	—	—	129	—	129
Accretion of 12.75% Senior Discount Notes	7,334	—	—	—	—	—	—	—	7,334
Deferred income taxes	—	—	—	3,790	—	—	3,790	—	3,790
Tax benefit from the exercise of stock options	—	—	—	—	—	—	—	—	—
Amortization of deferred financing costs	147	1,485	—	—	—	—	1,485	—	1,632
Loss on disposal of property and equipment	—	—	—	58	—	—	58	—	58
Earnings of minority shareholder	—	—	—	—	—	1,319	1,319	—	1,319
Stock-based compensation	185	—	—	—	—	—	—	—	185
Changes in assets and liabilities -
Accounts receivable	—	—	—	6,716	(3)	—	6,713	—	6,713
Inventories	—	—	—	(417)	—	—	(417)	—	(417)
Prepaid expenses and other	—	4	—	3,819	(583)	—	3,240	—	3,240
Insurance deposits	—	—	—	249	—	—	249	—	249
Other assets	—	—	—	(50)	525	—	475	—	475
Accounts payable	—	—	—	(1,255)	(666)	—	(1,921)	—	(1,921)
Accrued liabilities	—	(3,207)	—	4,670	306	—	1,769	—	1,769
Deferred revenue	—	—	—	(380)	—	—	(380)	—	(380)
Other liabilities	—	—	—	(589)	—	—	(589)	—	(589)

Net cash provided by operating activities	10,496	8,780	—	52,384	2,217	(26,092)	37,289	(10,498)	37,287

Cash flows from investing activities:
Capital expenditures	—	—	—	(12,485)	—	—	(12,485)	—	(12,485)

Net cash used in investing activities	—	—	—	(12,485)	—	—	(12,485)	—	(12,485)

Cash flows from financing activities:
Repayment of debt	—	(12,000)	—	(399)	—	—	(12,399)	—	(12,399)
Tax benefit from the exercise of stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock	2	—	—	—	—	—	—	—	2
Distribution to minority shareholders	—	—	—	—	(500)	—	(500)	—	(500)
Distribution to Rural/Metro LLC	—	500	—	—	(500)	—	—	—	—
Due to/from affiliates	(10,498)	2,720	—	(29,214)	402	26,092	—	10,498	—

Net cash used in financing activities	(10,496)	(8,780)	—	(29,613)	(598)	26,092	(12,899)	10,498	(12,897)

Increase in cash and cash equivalents	—	—	—	10,286	1,619	—	11,905	—	11,905
Cash and cash equivalents, beginning of period	—	—	—	15,154	753	—	15,907	—	15,907

Cash and cash equivalents, end of period	$—	$—	$—	$25,440	$2,372	$—	$27,812	$—	$27,812

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$2,634	$9,267	$—	$25,415	$1,792	$(27,207)	$9,267	$(9,267)	$2,634
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	9,628	1	—	9,629	—	9,629
Non-cash adjustments to insurance claims reserves	—	—	—	(4,466)	—	—	(4,466)	—	(4,466)
Accretion of 12.75% Senior Discount Notes	6,481	—	—	—	—	—	—	—	6,481
Deferred income taxes	—	—	—	1,949	—	—	1,949	—	1,949
Tax benefit from the exercise of stock options	(75)	—	—	—	—	—	—	—	(75)
Amortization of deferred financing costs	148	1,362	—	—	—	—	1,362	—	1,510
Loss on disposal of property and equipment	—	—	—	296	—	—	296	—	296
Earnings of minority shareholder	—	—	—	—	—	896	896	—	896
Proceeds from property insurance settlement	—	—	—	(70)	—	—	(70)	—	(70)
Changes in assets and liabilities -
Accounts receivable	—	—	—	(2,964)	(970)	—	(3,934)	—	(3,934)
Inventories	—	—	—	401	—	—	401	—	401
Prepaid expenses and other	—	4	—	3,209	—	—	3,213	—	3,213
Insurance deposits	—	—	—	(217)	—	—	(217)	—	(217)
Other assets	—	—	—	215	—	—	215	—	215
Accounts payable	—	—	—	1,496	75	—	1,571	—	1,571
Accrued liabilities	—	(2,929)	—	7,824	99	—	4,994	—	4,994
Deferred revenue	—	—	—	(2,922)	—	—	(2,922)	—	(2,922)
Other liabilities	—	—	—	2,373	—	—	2,373	—	2,373

Net cash provided by operating activities	9,188	7,704	—	42,167	997	(26,311)	24,557	(9,267)	24,478

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Sales of short-term investments	—	—	—	5,000	—	—	5,000	—	5,000
Capital expenditures	—	—	—	(10,545)	—	—	(10,545)	—	(10,545)
Proceeds from the sale of property and equipment	—	—	—	22	—	—	22	—	22
Proceeds from property insurance settlement	—	—	—	70	—	—	70	—	70

Net cash used in investing activities	—	—	—	(10,453)	—	—	(10,453)	—	(10,453)

Cash flows from financing activities:
Repayment of debt	—	(8,800)	—	(105)	—	—	(8,905)	—	(8,905)
Issuance of debt	—	3,800	—	—	—	—	3,800	—	3,800
Cash paid for debt issuance costs	—	(857)	—	—	—	—	(857)	—	(857)
Tax benefit from the exercise of stock options	75	—	—	—	—	—	—	—	75
Issuance of common stock	58	—	—	—	—	—	—	—	58
Distribution to minority shareholders	—	—	—	—	(500)	—	(500)	—	(500)
Distribution to Rural/Metro LLC	—	500	—	—	(500)	—	—	—	—
Due to/from affiliates	(9,321)	(2,347)	—	(23,829)	(81)	26,311	54	9,267	—

Net cash used in financing activities	(9,188)	(7,704)	—	(23,934)	(1,081)	26,311	(6,408)	9,267	(6,329)

Increase (decrease) in cash and cash equivalents	—	—	—	7,780	(84)	—	7,696	—	7,696
Cash and cash equivalents, beginning of period	—	—	—	5,565	616	—	6,181	—	6,181

Cash and cash equivalents, end of period	$—	$—	$—	$13,345	$532	$—	$13,877	$—	$13,877

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(8) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Current income tax provision	$(369)	$(332)	$(2,066)	$(1,550)
Deferred income tax provision	(1,668)	(744)	(3,796)	(1,949)

Total income tax provision	$(2,037)	$(1,076)	$(5,862)	$(3,499)

Continuing operations provision	$(2,026)	$(879)	$(6,230)	$(3,288)
Discontinued operations benefit (provision)	(11)	(197)	368	(211)

Total income tax provision	$(2,037)	$(1,076)	$(5,862)	$(3,499)

The effective tax rates for the three and nine months ended March 31, 2009 for continuing operations were 55.1% and 56.8%, respectively, which differ from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes and discrete adjustments to the valuation allowance and the state deferred tax assets. In the second quarter of fiscal 2009, the Company’s evaluation of its valuation allowance against certain state deferred tax assets resulted in a release of the valuation allowance for two states. The Company has determined that realization of these deferred tax assets is more likely than not based on past results, projected future results, and the tax laws of these jurisdictions. The valuation allowance release resulted in a benefit of $0.4 million for the nine months ended March 31, 2009. Additionally in the second quarter of fiscal 2009, the Company reduced its deferred tax asset to reflect lower effective tax rates expected for certain states. This adjustment resulted in an expense of $0.6 million for the nine months ended March 31, 2009. Excluding these two discrete adjustments, the effective tax rate for the nine months ended March 31, 2009 for continuing operations would have been 54.7%.

The effective tax rates for the three and nine months ended March 31, 2008 for continuing operations were 40.1% and 50.5%, respectively, which differ from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions.

The Company made income tax payments of $0.3 million and $0.8 million for the three and nine months ended March 31, 2009, respectively. The Company made income tax payments of $0.8 million and $1.2 million for the three and nine months ended March 31, 2008, respectively.

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

As of March 31, 2009 and March 31, 2008, the Company had unrecognized tax benefits totaling approximately $34.1 million, $30.4 million of which would favorably impact our effective tax rate if subsequently recognized. There were no material changes to our unrecognized tax benefits for the three and nine months ended March 31, 2009 and 2008.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of March 31, 2009 was approximately $0.4 million. Approximately $0.1 million of interest and penalties were recorded for the three and nine months ended March 31, 2009. Accrued interest and penalties as of March 31, 2008 was approximately $0.3 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income (loss) from continuing operations per share computations for the three and nine months ended March 31, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Income from continuing operations	$1,076	$1,179	$3,411	$2,326
Average number of shares outstanding - Basic	24,843	24,823	24,830	24,775
Add: Incremental shares for dilutive effect of stock options, RSUs and SARs	54	125	77	172

Average number of shares outstanding - Diluted	24,897	24,948	24,907	24,947

Income from continuing operations per share - Basic	$0.04	$0.05	$0.13	$0.10

Income from continuing operations per share - Diluted	$0.04	$0.05	$0.13	$0.10

Certain option shares and SARs have been excluded from the calculation of diluted income from continuing operations per share because the inclusion of those option shares and SARs would have been antidilutive for the periods presented. Such options and SARs totaled 0.8 million and 0.4 million shares for the three months ended March 31, 2009 and 2008, respectively and 0.8 million shares and 0.5 million shares for the nine months that ended March 31, 2009 and 2008, respectively.

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

Each reporting segment provides ambulance services while the Company’s fire and other services are in the South and Southwest segments. During fiscal 2009, the Company determined that certain characteristics of its Oregon fire operation were more similar to the characteristics of operations residing in its South segment. Accordingly, the Company reorganized its operating segments and the Company’s Oregon fire operation, which was formerly included in the Southwest segment is now included in the South segment. As a result of this change, prior period segment information related to the Company’s Oregon fire operation has been reclassified from the Southwest segment to the South segment to conform to fiscal 2009 segment designations.

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

The following table summarizes segment information for the three and nine months ended March 31, 2009 and 2008 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Three months ended March 31, 2009
Net revenues from external customers:
Ambulance services	$21,128	$26,347	$33,755	$26,146	$107,376
Other services (1)	955	7,214	10,104	265	18,538

Total net revenue	$22,083	$33,561	$43,859	$26,411	$125,914

Segment profit from continuing operations	$4,475	$2,603	$6,711	$1,222	$15,011
Three months ended March 31, 2008
Net revenues from external customers:
Ambulance services	$21,076	$23,757	$35,322	$26,297	$106,452
Other services (1)	880	7,113	10,395	292	18,680

Total net revenue	$21,956	$30,870	$45,717	$26,589	$125,132

Segment profit from continuing operations	$3,427	$2,399	$7,085	$444	$13,355
Nine months ended March 31, 2009
Net revenues from external customers:
Ambulance services	$62,973	$76,454	$97,304	$78,322	$315,053
Other services (1)	2,915	21,695	30,653	994	56,257

Total net revenue	$65,888	$98,149	$127,957	$79,316	$371,310

Segment profit from continuing operations	$14,521	$8,661	$17,743	$3,976	$44,901
Nine months ended March 31, 2008
Net revenues from external customers:
Ambulance services	$61,902	$65,718	$99,422	$77,496	$304,538
Other services (1)	2,912	20,642	30,567	1,110	55,231

Total net revenue	$64,814	$86,360	$129,989	$78,606	$359,769

Segment profit from continuing operations	$13,165	$6,301	$16,095	$3,822	$39,383

(1)	Other services consists of revenue generated from fire protection services; including master fire contract and subscription fire services, airport fire and rescue; home health care services; dispatch contracts; billing contracts; and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income (loss) from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Segment profit	$15,011	$13,355	$44,901	$39,383
Depreciation and amortization	(3,690)	(3,250)	(10,871)	(9,432)
Interest expense	(7,749)	(7,988)	(23,325)	(23,748)
Interest income	107	73	255	307

Income from continuing operations before income taxes and minority interest	$3,679	$2,190	$10,960	$6,510

Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for the purpose of assessing segment performance. The following table summarizes segment asset information (in thousands):

	March 31, 2009	June 30, 2008
Mid-Atlantic	$7,062	$9,286
South	20,513	18,161
Southwest	20,084	25,585
West	21,759	23,099

Total segment assets	$69,418	$76,131

The following table represents a reconciliation of segment assets to total assets (in thousands):

	March 31, 2009	June 30, 2008
Segment assets	$69,418	$76,131
Cash and cash equivalents	27,812	15,907
Inventories	8,873	8,456
Prepaid expenses and other	17,040	18,946
Goodwill	37,700	37,700
Deferred income taxes	69,222	73,036
Property and equipment, net	49,419	46,938
Insurance deposits	740	989
Other assets	13,874	16,108

Total assets	$294,098	$294,211

(11) Discontinued Operations

During fiscal 2009, the Company made the decision to exit ambulance services markets in Roswell, New Mexico and Marion, Ohio. Because the operations in these markets are considered separate components of the Company as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, their results of operations are reported within income (loss) from discontinued operations in the consolidated statements of operations for the three and nine months ended March 31, 2009 and 2008. Although these markets were exited in fiscal 2009, the consolidated statements of operations for the three and nine months ended March 31, 2008 have been recast to reflect these operations as discontinued.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net revenue:
Mid-Atlantic	$5	$242	$(63)	$736
South	7	44	45	1,424
Southwest	67	1,039	185	3,855
West	1	93	3	93

Net revenue from discontinued operations	$80	$1,418	$170	$6,108

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Income (loss):
Mid-Atlantic	$(50)	$(12)	$(432)	$(350)
South	2	(107)	(39)	(132)
Southwest	(41)	351	(111)	686
West	—	58	1	104

Income (loss) from discontinued operations, net of income taxes	$(89)	$290	$(581)	$308

Loss from discontinued operations for the three months ended March 31, 2009 is presented net of income tax provision of $11,000 while income from discontinued operations for the three months ended March 31, 2008 is presented net of income tax provision of $0.2 million. Loss from discontinued operations for the nine months ended March 31, 2009 is presented net of income tax benefit of $0.4 million, while income from discontinued operations for the nine months ended March 31, 2008 is presented net of income tax provision of $0.2 million. The loss from discontinued operations before the income tax benefit for the nine months ended March 31, 2009 was primarily due to $0.4 million recorded as a result of increasing the Company’s Medicare reserve contingency related to the Ohio compliance matter described below in Note 13, “Commitments and Contingencies”, a portion of which relates to our former Marion, Ohio operation.

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

The following table presents the components of net periodic benefit cost for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Service cost	$270	$433	$809	$1,299
Interest cost	90	52	269	155
Expected return on plan assets	(147)	(112)	(442)	(336)
Net prior service cost amortization (1)	16	—	48	—

Net periodic benefit cost	$229	$373	$684	$1,118

(1)	In the Consolidated Statement of Changes in Stockholders’ Deficit, the amortization of prior service cost from accumulated other comprehensive income (loss) for the nine months ended March 31, 2009 is net of an income tax provision of $19,000.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2009	2008
Discount rate	6.86%	6.26%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed approximately $0.5 million and $1.7 million during the three and nine months ended March 31, 2009, respectively, and $0.5 million and $1.9 million during the three and nine months ended March 31, 2008, respectively. The Company’s fiscal 2009 contributions are anticipated to approximate $2.2 million.

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

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company disagrees with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a counteroffer of $2.4 million in exchange for a full release relating to the government’s allegations. For the nine months ended March 31, 2009, the Company recorded charges of $0.8 million to continuing operations and $0.4 million to discontinued operations, as a portion of this matter relates to the Company’s discontinued operation in Marion, Ohio. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time it is not possible to predict the ultimate conclusion of this investigation.

The U.S. government reviewed reimbursement levels for certain patients in the Company’s Washington, D.C. operations, which were discontinued during fiscal 2004. Specifically, the government alleged that certain services were not reimbursed at the appropriate level of service based on documentation reviewed by the U.S. government. Although the Company denies any liability with respect to the claims, the Company settled the matter with the U.S. government in June 2008 pursuant to which the Company agreed to pay $1.0 million, which amount was payable in five installments with the last installment occurring in December 2008. The Company made payments of $0.6 million on the Washington matter during the nine months ended March 31, 2009.

Management believes that reserves established for specific contingencies of $2.4 million and $1.9 million as of March 31, 2009 and June 30, 2008, respectively, are adequate based on information currently available. The specific contingencies at June 30, 2008 include $1.2 million for the Ohio matter discussed above and $0.6 million for the Washington, D.C. matter discussed above.

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

Management’s Overview

During fiscal 2009, our focus remains on implementing the Company’s strategic and operating activities including operational excellence in patient care delivery, revenue cycle management, new 911 revenue generation and continued expansion of the non-emergency business within existing markets. We intend to achieve these through continued focus on billing initiatives aimed at reducing uncompensated care and increasing average patient charge (“APC”), responsiveness to customer needs and investments in technology designed to maximize billing performance. Our continued focus on these items has contributed to a 3.2% growth in revenue and 13.2% growth in EBITDA in fiscal 2009 to date as compared to the same period in the prior year.

We have experienced some pressure on transport volumes which decreased 4.3%, or 12,275 transports and 1.0%, or 7,745 transports, for the three and nine months ended March 31, 2009 compared to the same periods in the prior year, respectively. Excluding transports from discontinued contracts in Tempe, Arizona and Orange County, Florida, adjusted transport volumes decreased 1.9%, or 5,127 transports, and increased 1.0%, or 8,370 transports, for the three and nine months ended March 31, 2009 compared to the same periods in the prior year, respectively. During the quarter, 75% of the remaining volume decrease resulted from fewer emergency transports due to fewer temporary residents and leisure travelers in Arizona, Southern California and Florida. We believe this decrease in travelers is a result of the broader economy. We continue to focus on expanding our profit margin by offsetting fewer emergency transports with gains in non-emergency market share and through hospital-outsourced opportunities and partnerships with public systems. We believe this strategy will also continue to demonstrate our ability to operate in this challenging economy. Our cash flow remains strong at $37.3 million of cash flow from operations for the nine months ended March 31, 2009, and will continue to support our goals to reduce debt and enhance the long-term value of our Company for investors. As we monitor the financial markets, we are also comfortable with our liquidity position, given our $20.0 million revolving line of credit (the “Revolver”) remains undrawn, we currently have ample room under our current Term Loan B covenants and the Company’s cash flow from operations. Effective March 4, 2010, the Revolver will expire and, therefore, we will no longer have access to funds available under that facility. Although we do not believe that the expiration of the Revolver will affect our liquidity given our cash flow from operations and lack of usage of the Revolver, we have initiated discussions with our senior secure lenders regarding an amendment to the 2005 Credit Facility to extend the facilities thereunder, including the Revolver. There can be no assurance that any agreement with respect to such an amendment will be reached or, if such an agreement is reached, as to the terms thereof.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 22 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. As of March 31, 2009, we had approximately 95 exclusive contracts to provide emergency medical ambulance services and approximately 870 contracts to provide non-emergency medical ambulance and wheelchair services. For the nine months ended March 31, 2009 and 2008, respectively, 41.3% and 43.9% of our transports were generated from emergency ambulance services. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, comprised 58.7% and 56.1% of our transports for the same periods. All ambulance related services generated 84.8% and 84.7% of net revenue for the nine months ended March 31, 2009 and 2008, respectively. The remainder of our net revenue was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the number of ambulance transports we take, the amount we expect to collect per transport and the cost we incur to provide these services.

The following is a summary of certain key operating statistics we use to evaluate our operations (EBITDA from continuing operations in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net Medical Transport APC (1)	$373	$350	$366	$350
DSO (2)	55	62	55	62
EBITDA from continuing operations (3)	$14,434	$13,223	$43,582	$38,487
Medical Transports (4)	270,462	282,737	805,089	812,834
Wheelchair Transports (5)	19,785	21,346	59,648	59,338

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations. The calculation for the three months ended March 31, 2008 excludes the effect of a $0.2 million decrease and the calculation for the nine months ended March 31, 2008 excludes the effect of a $1.7 million increase in Medicare contractual allowances related to the alleged overpayment of Medicare claims in Tennessee.

(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

(3)	See the discussion below of Earnings Before Interest, Taxes, Depreciation and Amortization including goodwill impairment (“EBITDA”).

(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.

(5)	Defined as non-emergency, non-medical patient transports from continuing operations.

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

The following table sets forth our EBITDA for the three and nine months ended March 31, 2009 and 2008, as well as a reconciliation to income (loss) from continuing and discontinued operations, the most directly comparable financial measure under GAAP
(in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Income (loss) from continuing operations	$1,076	$1,179	$3,411	$2,326
Add (deduct):
Depreciation and amortization	3,690	3,250	10,871	9,432
Interest expense	7,749	7,988	23,325	23,748
Interest income	(107)	(73)	(255)	(307)
Income tax provision	2,026	879	6,230	3,288

EBITDA from continuing operations	14,434	13,223	43,582	38,487

Income (loss) from discontinued operations	(89)	290	(581)	308
Add (deduct):
Depreciation and amortization	—	36	—	197
Income tax provision (benefit)	11	196	(368)	211

EBITDA from discontinued operations	(78)	522	(949)	716

Total EBITDA	$14,356	$13,745	$42,633	$39,203

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Commercial Insurance	20%	18%	18%	18%
Co-Pays/Deductibles	8%	9%	8%	9%
Medicare/Medicaid Denials	8%	9%	10%	10%
Self-Pay	64%	64%	64%	63%

Total	100%	100%	100%	100%

The majority (64%), of our uncompensated care write-offs are generated from self-pay accounts for the nine months ended March 31, 2009 with the balance of our uncompensated care write-offs being derived from: (1) commercial insurance (18%), (2) co-pay or deductibles (8%), and (3) Medicare or Medicaid denials (10%). These components are described in detail below.

Commercial Insurance: We have seen an increase in commercial insurance carriers following Medicare proof of medical necessity standards for non-emergency transport reimbursement. In the event commercially insured patients are transported and their insurance companies subsequently inform us the transports were not covered services, the unpaid balances become self-pay accounts.

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percent of our transport mix in the first nine months of fiscal 2009 to 10.0% as compared to 10.5% in the first nine months of fiscal 2008. Although we are not seeing an impact at this time and believe we have measures in place to promptly identify negative payer mix trends, we do recognize a weakened economy may shift our current transport mix to a higher volume of uninsured and underinsured claims. If this occurs, we may see higher uncompensated care write-offs as a result of a reduction in collections based on historical collections trends for this payer mix; which would in turn impact our cash flows from operations and overall liquidity.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2009 and 2008

(in thousands, except per share amounts)

	2009	% of Net Revenue	2008	% of Net Revenue	$ Change	% Change
Net revenue	$125,914	100.0%	$125,132	100.0%	$782	0.6%

Operating expenses:
Payroll and employee benefits	77,461	61.5%	76,561	61.2%	900	1.2%
Depreciation and amortization	3,690	2.9%	3,250	2.6%	440	13.5%
Other operating expenses	28,626	22.7%	31,225	25.0%	(2,599)	(8.3)%
General/auto liability insurance expense	4,984	4.0%	4,051	3.2%	933	23.0%
Loss (gain) on sale of assets	(168)	(0.1)%	(60)	(0.0)%	(108)	#

Total operating expenses	114,593	91.0%	115,027	91.9%	(434)	(0.4)%

Operating income	11,321	9.0%	10,105	8.1%	1,216	12.0%
Interest expense	(7,749)	(6.2)%	(7,988)	(6.4)%	239	3.0%
Interest income	107	0.1%	73	0.1%	34	46.6%

Income from continuing operations before income taxes and minority interest	3,679	2.9%	2,190	1.8%	1,489	68.0%
Income tax provision	(2,026)	(1.6)%	(879)	(0.7)%	(1,147)	#
Minority interest	(577)	(0.5)%	(132)	(0.1)%	(445)	#

Income from continuing operations	1,076	0.9%	1,179	0.9%	(103)	(8.7)%
Income (loss) from discontinued operations, net of income taxes	(89)	(0.1)%	290	0.2%	(379)	#

Net income	$987	0.8%	$1,469	1.2%	$(482)	(32.8)%

Income (loss) per share:
Basic -
Income from continuing operations	$0.04		$0.05		$(0.01)
Income (loss) from discontinued operations	0.00		0.01		(0.01)

Net income	$0.04		$0.06		$(0.02)

Diluted-
Income from continuing operations	$0.04		$0.05		$(0.01)
Income (loss) from discontinued operations	0.00		0.01		(0.01)

Net income	$0.04		$0.06		$(0.02)

Average number of common shares outstanding - Basic	24,843		24,823		20

Average number of common shares outstanding - Diluted	24,897		24,948		(51)

# - Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Ambulance services	$107,376	$106,452	$924	0.9%
Other services	18,538	18,680	(142)	(0.8)%

Total net revenue	$125,914	$125,132	$782	0.6%

Ambulance Services

The increase in ambulance services revenue is primarily due to $0.8 million from new emergency and non-emergency contracts in our Colorado, Tennessee and Oregon and $0.1 million in same service area revenue. The increase in same service area revenue included a $6.1 million increase in net medical transport APC offset by $5.0 million of decreased transport volume and a $0.7 million decrease in subsidy revenue primarily the result of two counties in our Georgia market requiring cities to contract separately for services combined with the discontinuation of an industrial EMS contract in our Southern Arizona market.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume separated into same service area and new contracts, while the second table summarizes total transport volume separated into emergency, non-emergency and wheelchair.

	Three Months Ended March 31,
	2009	2008	Transport Change	% Change
Same service area medical transports	268,435	282,737	(14,302)	(5.1)%
New contract medical transports	2,027	N/A	2,027	#

Medical transports from continuing operations	270,462	282,737	(12,275)	(4.3)%

# - Variances over 100% not displayed

The decrease in same service area medical transports is primarily related to the discontinuation of service on two emergency contracts in Tempe, Arizona and Orange County, Florida. Combined, these contracts total approximately 27,400 transports annually and 6,800 quarterly. Absent the discontinuation of these contracts, same service area transport volume decreased 2.7%. The remaining decrease in same service area volume is primarily in the emergency sector due to fewer temporary residents and leisure travelers in Arizona, Southern California and Florida. New contract transport growth is related to our new emergency and non-emergency contracts in our Colorado, Tennessee and Oregon markets.

	Three Months Ended March 31,
	2009	% of Transports	2008	% of Transports	Transport Change	% Change
Emergency medical transports	117,750	40.6%	131,905	43.4%	(14,155)	(10.7)%
Non-emergency medical transports	152,712	52.6%	150,832	49.6%	1,880	1.2%

Total medical transports	270,462	93.2%	282,737	93.0%	(12,275)	(4.3)%
Wheelchair transports	19,785	6.8%	21,346	7.0%	(1,561)	(7.3)%

Total transports from continuing operations	290,247	100.0%	304,083	100.0%	(13,836)	(4.6)%

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $83.0 million and $79.3 million for the three months ended March 31, 2009 and 2008, respectively. The increase of $3.7 million is primarily a result of rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 13.9% and 14.9% for the three months ended March 31, 2009 and 2008, respectively. High levels of uninsured and underinsured patients coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended March 31,
	2009	% of Gross Revenue	2008	% of Gross Revenue	$ Change	% Change
Gross Revenue	$221,217	100.0%	$218,267	100.0%	$2,950	1.4%
Contractual Discounts	(82,998)	(37.5)%	(79,336)	(36.3)%	(3,662)	(4.6)%
Uncompensated care	(30,843)	(13.9)%	(32,479)	(14.9)%	1,636	5.0%

Net Medical Transportation Revenue	$107,376	48.5%	$106,452	48.8%	$924	0.9%

Net Medical Transport APC

Net medical transports APC for the three months ended March 31, 2009 increased to $373 from $350 for the three months ended March 31, 2008. The $23 increase was primarily due to improvement in collections and rate increases.

Other Services

Other services revenue has remained consistent in comparison to the same quarter of the prior year.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense is $77.5 million, or 61.5% of net revenue for the three months ended March 31, 2009, an increase of $0.9 million from $76.6 million, or 61.2% of net revenue, for the same period in the prior year. The increase was primarily due to $0.4 million in cost of living adjustments, a $0.8 million increase in health insurance expense and $0.7 million in severance expense offset by a $0.7 million decrease in ambulance unit hours and $0.5 million of decreased workers compensation expense.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to March 31, 2008.

Other Operating Expenses

Other operating expenses is $28.6 million, or 22.7% of net revenue for the three months ended March 31, 2009, a decrease of $2.6 million from $31.2 million, or 25.0% of net revenue, for the same period in the prior year. The decrease is primarily due to $1.4 million of decreased fuel expense, $0.8 million in operating supplies and $0.6 million in professional fees related to expenses incurred in the prior year.

General/Auto Liability Insurance Expense

General/auto liability insurance expense is $5.0 million, or 4.0% of net revenue for the three months ended March 31, 2009, an increase of $0.9 million from $4.1 million, or 3.2% of net revenue, for the same period in the prior year. The increase is due to a $1.6 million increase in claims reserves primarily related to a change in estimate of reserves related to the auto liability program offset by $0.7 million of decreased expenses related to the current year.

Interest Expense

Interest expense for the three months ended March 31, 2009 is $7.7 million, or 6.2% of net revenue, a decrease of $0.3 million from $8.0 million, or 6.4% of net revenue for the same period in the prior year. The reduction is related to decreased interest on the Term B Loan due to lower balances offset by increases in the continued non-cash accretion of our Senior Discount Notes.

Income Tax Provision

During the three months ended March 31, 2009, we recorded a $2.0 million income tax provision related to continuing operations resulting in an effective tax rate of 55.1%. This rate differs from the federal statutory rate of 35.0% as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the three months ended March 31, 2009 differs from the effective tax rate for the year ended June 30, 2008 primarily due to reversals of certain tax reserves for the year ended June 30, 2008.

We also recorded a negligible income tax provision for discontinued operations during the three months ended March 31, 2009. The Company made income tax payments of $0.3 million for the three months ended March 31, 2009.

During the three months ended March 31, 2008, we recorded a $0.9 million income tax provision related to continuing operations resulting in an effective tax rate of 40.1%. This rate differs from the federal statutory rate of 35.0% as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. We recorded a $0.2 million income tax provision for discontinued operations during the three months ended March 31, 2008. The Company made income tax payments of $0.8 million for the three months ended March 31, 2008.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During fiscal 2009, we made the decision to exit ambulance transportation markets in Roswell, New Mexico and Marion, Ohio. The financial results of these service areas for the three months ended March 31, 2009 and 2008 are included within income (loss) from discontinued operations.

Loss from discontinued operations for the three months ended March 31, 2009 is $0.1 million and includes a negligible income tax provision.

Income from discontinued operations for the three months ended March 31, 2008 is $0.3 million, net of an income tax provision of $0.2 million. Income from discontinued operations before income tax provision is primarily due to the recognition of $0.6 million of nonrefundable fire subscription prepayments upon termination of our contract in Queen Creek, Arizona, effective January 1, 2008.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008 — Segments

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

The key drivers that impact net ambulance services revenues include transport volume, rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency and non-emergency medical ambulance services, our ability to negotiate government subsidies as well as other competitive and market factors. The main drivers of other services revenue are fire subscription rates, number of subscribers and master fire contracts. These drivers can vary significantly from market to market and can change over time.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$	%
	2009	2008	Change	Change
Net revenue
Ambulance services	$21,128	$21,076	$52	0.2%
Other services	955	880	75	8.5%

Total net revenue	$22,083	$21,956	$127	0.6%

Segment profit	$4,475	$3,427	$1,048	30.6%
Segment profit margin	20.3%	15.6%
Medical transports	58,011	61,382	(3,371)	(5.5)%
Wheelchair transports	5,278	6,131	(853)	(13.9)%
Net Medical Transport APC	$355	$334	$21	6.3%
DSO	35	47	(12)	(25.5)%

Revenue

The increase in ambulance services revenue is due to $1.2 million of increases in net medical transport APC offset by $1.1 million of decreases related to transport volume. The decrease in medical transports of 3,371, or 5.5%, primarily reflects competitive pressure in our non-emergency markets. The net medical transport APC increased due to rate increases and collection rate increases.

Payroll and employee benefits

Payroll and employee benefits was $11.7 million, or 53.1% of net revenue for the three months ended March 31, 2009, compared to $12.0 million, or 54.8% of net revenue, for the same period in the prior year. The $0.3 million decrease is due to a reduction in workers compensation expense as well as the effect of contract bonuses paid in the previous year.

Operating expenses

Operating expenses, including general/auto liability expenses, remained consistent at $4.6 million for the three months ended March 31, 2009, or 20.8% of net revenue, compared to $4.7 million, or 21.4% of net revenue for the same period in the prior year.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees compared to fees incurred in the prior year.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$26,347	$23,757	$2,590	10.9%
Other services	7,214	7,113	101	1.4%

Total net revenue	$33,561	$30,870	$2,691	8.7%

Segment profit	$2,603	$2,399	$204	8.5%
Segment profit margin	7.8%	7.8%
Medical transports	80,992	74,660	6,332	8.5%
Wheelchair transports	4,603	4,073	530	13.0%
Net Medical Transport APC	$297	$279	$18	6.5%
Fire subscriptions at period end	43,740	44,322	(582)	(1.3)%
DSO	53	53	—	0.0%

Revenue

The increase in ambulance services revenue is primarily due to a $2.2 million increase in same service area revenue and a $0.4 million increase related to new contract revenue in Tennessee. The same service area revenue included a $1.5 million increase in medical transport volume and a $1.4 million increase in net medical APC, offset by a $0.4 million decrease in subsidy. The decrease in subsidy revenue is a result of two counties in our Georgia market requiring cities to contract separately for service. The increase in medical transports of 6,332, or 8.5%, was due to growth in non-emergency transport volume in our Tennessee (including those generated from the new contract mentioned above) and Kentucky markets related to concentrated marketing efforts to expand our non-emergency business. The increase in net medical transport APC is primarily due to changes in service level mix. The increase in wheelchair transports resulted from providing a full complement of services in our Tennessee and Alabama markets.

Other services revenue is consistent with the prior year.

Payroll and employee benefits

Payroll and employee benefits is $21.4 million, or 63.9% of net revenue for the three months ended March 31, 2009, compared to $19.1 million, or 61.9% of net revenue, for the same period in the prior year. The $2.3 million increase is primarily due to $1.8 million in increased ambulance unit hours to meet increased transport volume demand and $0.6 million of increased health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended March 31, 2009 is $7.5 million, or 22.3% of net revenue compared to $6.8 million, or 22.1% of net revenue, for the same period in the prior year. The $0.7 million increase is primarily due to $0.4 million of increases in general/auto liability expense and $0.3 million in station expenses.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees compared to fees incurred in the prior year.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$33,755	$35,322	$(1,567)	(4.4)%
Other services	10,104	10,395	(291)	(2.8)%

Total net revenue	$43,859	$45,717	$(1,858)	(4.1)%

Segment profit	$6,711	$7,085	$(374)	(5.3)%
Segment profit margin	15.3%	15.5%
Medical transports	62,613	70,232	(7,619)	(10.8)%
Wheelchair transports	1,555	1,882	(327)	(17.4)%
Net Medical Transport APC	$531	$493	$38	7.7%
Fire subscriptions at period end	67,182	75,877	(8,695)	(11.5)%
DSO	50	62	(12)	(19.4)%

Revenue

The decrease in ambulance services revenue is due to a $3.8 million decrease in transport volume offset by $2.4 million of increases in net medical APC. Medical transports decreased primarily due to the discontinuation of service on an emergency contract in Tempe, Arizona, which had approximately 7,700 transports annually, or 1,900 quarterly combined with transport volume decreases in the emergency sector due to fewer temporary residents and leisure travelers. The increase in net medical transport APC was due to collection rate increases. The decrease in wheelchair transports results from an ongoing strategic effort to call screen non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports.

Other services revenue was relatively consistent with prior year.

Payroll and employee benefits

Payroll and employee benefits remained consistent at $24.0 million, or 54.6% of net revenue for the three months ended March 31, 2009, compared to $24.2 million, or 52.9% of net revenue, for the same period in the prior year. The effect of decreased ambulance unit hours totaling $2.0 million is offset by cost of living adjustments of $0.5 million, severance expense of $0.6 million and $0.4 million of increased health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses, remained consistent at $10.5 million for the three months ended March 31, 2009, or 24.0% of net revenue, compared to $10.6 million, or 23.3% of net revenue, for the same period in the prior year. The current year reflects a $1.1 million decrease in vehicle and equipment expenses, offset by $0.7 million of increases in general/auto liability expenses and other less significant increases in station and other operating expenses.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees compared to fees incurred in the prior year.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports wheelchair transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$26,146	$26,297	$(151)	(0.6)%
Other services	265	292	(27)	(9.2)%

Total net revenue	$26,411	$26,589	$(178)	(0.7)%

Segment profit	$1,222	$444	$778	#
Segment profit margin	4.6%	1.7%
Medical transports	68,846	76,463	(7,617)	(10.0)%
Wheelchair transports	8,349	9,260	(911)	(9.8)%
Net Medical Transport APC	$333	$301	$32	10.6%
DSO	81	85	(4)	(4.7)%

# - Variances over 100% not displayed.

Revenue

The decrease in ambulance services revenue is due to a $0.6 million decrease in same service area revenue and a $0.4 million increase related to new emergency and non-emergency contracts in Colorado and Oregon. The decrease in same service area revenue included a $2.6 million decrease in transport volume offset by a $2.0 million increase in net medical transport APC. Medical transports decreased primarily due to the discontinuation of service on an emergency contract in Orange County, Florida, which had approximately 19,700 transports annually, or 4,900 quarterly combined with transport volume decreases in the emergency sector due to fewer temporary residents and leisure travelers. This contract was not put out for RFP and the transports related to this service area are now being serviced by the local fire department. The increase in net medical transport APC is primarily due to rate increases and changes in service level mix. The decrease in wheelchair transports primarily reflects the consolidation of medical facilities of one of our customers in our Colorado market and therefore a decrease in interfacility ATS transports.

Payroll and employee benefits

Payroll and employee benefits remained consistent at $15.4 million, or 58.3% of net revenue for the three months ended March 31, 2009, compared to $15.4 million, or 58.0% of net revenue, for the same period in the prior year.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended March 31, 2009 is $8.8 million, or 33.2% of net revenue, compared to $9.1 million, or 34.1% of net revenue, for the same period in the prior year. The decrease was primarily due to $0.3 million of decreases in fuel expense.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees compared to fees incurred in the prior year.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Nine Months Ended March 31, 2009 and 2008

(in thousands, except per share amounts)

	2009	% of Net Revenue	2008	% of Net Revenue	$ Change	% Change
Net revenue	$371,310	100.0%	$359,769	100.0%	$11,541	3.2%

Operating expenses:
Payroll and employee benefits	229,617	61.8%	224,425	62.4%	5,192	2.3%
Depreciation and amortization	10,871	2.9%	9,432	2.6%	1,439	15.3%
Other operating expenses	86,339	23.3%	87,346	24.3%	(1,007)	(1.2)%
General/auto liability insurance expense	10,867	2.9%	9,971	2.8%	896	9.0%
Loss (gain) on sale of assets	(414)	(0.1)%	(1,356)	(0.4)%	942	69.5%

Total operating expenses	337,280	90.8%	329,818	91.7%	7,462	2.3%

Operating income	34,030	9.2%	29,951	8.3%	4,079	13.6%
Interest expense	(23,325)	(6.3)%	(23,748)	(6.6)%	423	1.8%
Interest income	255	0.1%	307	0.1%	(52)	(16.9)%

Income from continuing operations before income taxes and minority interest	10,960	3.0%	6,510	1.8%	4,450	68.4%
Income tax provision	(6,230)	(1.7)%	(3,288)	(0.9)%	(2,942)	(89.5)%
Minority interest	(1,319)	(0.4)%	(896)	(0.2)%	(423)	(47.2)%

Income from continuing operations	3,411	0.9%	2,326	0.6%	1,085	46.6%
Income (loss) from discontinued operations, net of income taxes	(581)	(0.2)%	308	0.1%	(889)	#

Net income	$2,830	0.8%	$2,634	0.7%	$196	7.4%

Income (loss) per share:
Basic -
Income from continuing operations	$0.13		$0.10		$0.03
Income (loss) from discontinued operations	(0.02)		0.01		(0.03)

Net income	$0.11		$0.11		$0.00

Diluted-
Income from continuing operations	$0.13		$0.10		$0.03
Income (loss) from discontinued operations	(0.02)		0.01		(0.03)

Net income	$0.11		$0.11		$0.00

Average number of common shares outstanding - Basic	24,830		24,775		55

Average number of common shares outstanding - Diluted	24,907		24,947		(40)

# - Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
Ambulance services	$315,053	$304,538	$10,515	3.5%
Other services	56,257	55,231	1,026	1.9%

Total net revenue	$371,310	$359,769	$11,541	3.2%

Ambulance Services

The increase in ambulance services revenue is primarily related to a $5.8 million increase in same service area, $3.0 million from new emergency and non-emergency contracts in our Tennessee, Washington, Colorado and Oregon markets and $1.7 million related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. The increase in same service area revenue included $12.3 million of increases in net medical transport APC offset by $5.6 million of decreases in transport volume and a $1.5 million decrease in subsidy revenue primarily the result of two counties in our Georgia market requiring cities to contract separately for services combined with the discontinuation of an industrial EMS contract in our Southern Arizona market.

Below we provide two tables with year-to-date comparative transport data. The first table summarizes medical transport volume separated into same service area and new contracts, while the second table summarizes total transport volume separated into emergency, non-emergency and wheelchair.

	Nine Months Ended March 31,
	2009	2008	Transport Change	% Change
Same service area medical transports	796,743	812,834	(16,091)	(2.0)%
New contract medical transports	8,346	N/A	8,346	#

Medical transports from continuing operations	805,089	812,834	(7,745)	(1.0)%

# - Variances over 100% not displayed

The decrease in same service area medical transports is primarily related to the discontinuation of service on two emergency contracts in Tempe, Arizona and Orange County, Florida. Combined, these contracts total approximately 27,400 transports annually and 6,800 quarterly. Absent the discontinuation of these contracts, same service area transport volume increased 1.0%. New contract transport growth is related to our new emergency and non-emergency contracts in our Washington, Colorado, Tennessee and Oregon markets.

	Nine Months Ended March 31,
	2009	% of Transports	2008	% of Transports	Transport Change	% Change
Emergency medical transports	357,106	41.3%	382,497	43.9%	(25,391)	(6.6)%
Non-emergency medical transports	447,983	51.8%	430,337	49.3%	17,646	4.1%

Total medical transports	805,089	93.1%	812,834	93.2%	(7,745)	(1.0)%
Wheelchair transports	59,648	6.9%	59,338	6.8%	310	0.5%

Total transports from continuing operations	864,737	100.0%	872,172	100.0%	(7,435)	(0.9)%

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $241.4 million and $227.1 million for the nine months ended March 31, 2009 and 2008, respectively. The increase of $14.3 million is primarily a result of rate increases, changes in payer mix, and changes in service level in certain markets offset by $1.7 million related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. Uncompensated care as a percentage of gross ambulance services revenue was 14.1% and 14.8% for the nine months ended March 31, 2009 and 2008, respectively. High levels of uninsured and underinsured patients coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Nine Months Ended March 31,
	2009	% of Gross Revenue	2008	% of Gross Revenue	$ Change	% Change
Gross Revenue	$647,518	100.0%	$624,048	100.0%	$23,470	3.8%
Contractual Discounts	(241,426)	(37.3)%	(227,064)	(36.4)%	(14,362)	(6.3)%
Uncompensated care	(91,039)	(14.1)%	(92,446)	(14.8)%	1,407	1.5%

Net Medical Transportation Revenue	$315,053	48.7%	$304,538	48.8%	$10,515	3.5%

Net Medical Transport APC

Net medical transports APC for the nine months ended March 31, 2009 increased to $366 from $350 for the nine months ended March 31, 2008. The $16 increase is primarily due to improvement in collections and rate increases.

Other Services

The $1.0 million increase in other services revenue is primarily due to a $1.3 million increase in fire revenue. The increase in fire revenue is primarily related to a $1.6 million increase in master fire contract fees primarily related to the conversion of a subscription fire area to a master contract and rate increases on our specialty fire contracts.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense is $229.6 million, or 61.8% of net revenue for the nine months ended March 31, 2009, an increase of $5.2 million from $224.4 million, or 62.4% of net revenue, for the same period in the prior year. The increase is due to $2.4 million in cost of living adjustments, $1.4 million in severance expense, $2.1 million of net changes in workers compensation actuarial adjustments from year to year (December 2008 positive adjustment of $0.4 million compared to a positive adjustment of $2.5 million in December 2007) and a $0.8 million increase in health insurance expense. These increases were offset by a $1.1 million decrease in current year workers compensation claims expense and $0.7 million in ambulance unit hours related to lower transport volumes.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to March 31, 2008.

Other Operating Expenses

Other operating expenses is $86.3 million, or 23.3% of net revenue for the nine months ended March 31, 2009, a decrease of $1.0 million from $87.3 million, or 24.3% of net revenue, for the same period in the prior year. The decrease is primarily due to a $2.3 million reduction in professional fees related to fees incurred in the prior year, $0.9 million of decreased vehicle and equipment expenses offset by $1.9 million of increases in station expense and $0.8 million related to a Medicare reserve contingency for the Ohio compliance matter.

General/Auto Liability Insurance Expense

General/auto liability insurance expense is $10.9 million, or 2.9% of net revenue for the nine months ended March 31, 2009, an increase of $0.9 million from $10.0 million, or 2.8% of net revenue, for the same period in the prior year. The increase is primarily due to $1.5 million of decreases related to current year claims estimates offset by a $2.4 million increase related to changes in the actuarial adjustments from year to year (December 2008 and March 2009 adjustments totaling additional expense of $0.5 million compared to a positive adjustment of $1.9 million in December 2007).

(Gain)/Loss on Sale of Assets

During the nine months ended March 31, 2009, we entered into additional transactions to sell certain of our previously written-off self pay accounts receivable to an unrelated third party. The resulting gains of $0.5 million were recorded in continuing operations and $12,000 were recorded in discontinued operations.

During the first nine months of the prior year, we entered into two transactions to sell certain of our previously written-off self pay accounts receivable to an unrelated third party. The resulting gains were divided between continuing and discontinued operations. Gains of $1.6 million were recorded in continuing operations and $0.3 million was recorded in discontinued operations.

Interest Expense

Interest expense for the nine months ended March 31, 2009 is $23.3 million, or 6.3% of net revenue, a decrease of $0.4 million from $23.7 million, or 6.6% of net revenue for the same period in the prior year. The decrease is related to decreased interest on the Term B Loan due to lower balances, offset by increases related to the continued non-cash accretion of our Senior Discount Notes.

Income Tax Provision

During the nine months ended March 31, 2009, we recorded a $6.2 million income tax provision related to continuing operations resulting in an effective tax rate of 56.8%. This rate differs from the federal statutory rate of 35.0% as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the nine months ended March 31, 2009 differs from the effective tax rate for the year ended June 30, 2008 primarily due to reversals of certain tax reserves for the year ended June 30, 2008.

We also recorded a $0.4 million income tax benefit for discontinued operations during the nine months ended March 31, 2009. The Company made income tax payments of $0.8 million for the nine months ended March 31, 2009.

During the nine months ended March 31, 2008, we recorded a $3.3 million income tax provision related to continuing operations resulting in an effective tax rate of 50.5%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. We recorded a $0.2 million income tax provision for discontinued operations during the nine months ended March 31, 2008. The Company made income tax payments of $1.2 million for the nine months ended March 31, 2008.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During fiscal 2009, we made the decision to exit ambulance transportation markets in Roswell, New Mexico and Marion, Ohio. The financial results of these service areas for the nine months ended March 31, 2009 and 2008 are included within income (loss) from discontinued operations.

Loss from discontinued operations for the nine months ended March 31, 2009 is $0.6 million and includes an income tax benefit of $0.4 million. The loss from discontinued operations before the income tax benefit is due primarily to $0.4 million recorded as a result of increasing our Medicare reserve contingency related to the Ohio compliance matter, a portion of which relates to our former Marion, Ohio operation.

Income from discontinued operations for the nine months ended March 31, 2008 is $0.3 million and includes an income tax provision of $0.2 million. Income from this period included a $0.6 million gain of nonrefundable fire subscription prepayments upon the termination of our contract in Queen Creek, Arizona effective January 1, 2008, and a gain of $0.3 million on the sale of previously written-off self pay receivables. Those gains were partially offset by an additional pre-tax reserve of $0.7 million for a change in estimate relating to a Medicaid intermediary’s review of service levels provided to certain patients in our Baltimore, Maryland and Washington DC operations, which were discontinued in fiscal 2004.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008— Segments

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$62,973	$61,902	$1,071	1.7%
Other services	2,915	2,912	3	0.1%

Total net revenue	$65,888	$64,814	$1,074	1.7%

Segment profit	$14,521	$13,165	$1,356	10.3%
Segment profit margin	22.0%	20.3%
Medical transports	174,897	181,320	(6,423)	(3.5)%
Wheelchair transports	15,182	16,659	(1,477)	(8.9)%
Net Medical Transport APC	$349	$330	$19	5.8%
DSO	35	47	(12)	(25.5)%

Revenue

The increase in ambulance services revenue is due to $3.2 million of increases in net medical transport APC, offset by $2.1 million of decreases related to transport volume. The decrease in medical transports of 6,423, or 3.5%, primarily reflects competitive pressure in our non-emergency markets. The net medical transport APC increased due to rate increases and collection rate increases.

Payroll and employee benefits

Payroll and employee benefits is $34.8 million, or 52.8% of net revenue for the nine months ended March 31, 2009, compared to $34.3 million, or 53.0% of net revenue, for the same period in the prior year. The $0.5 million increase was primarily due to increases in health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses, remained consistent at $12.3 million for the nine months ended March 31, 2009, or 18.7% of net revenue, compared to $12.5 million, or 19.3% of net revenue for the same period in the prior year. Vehicle maintenance expenses in the current year decreased $0.5 million offset by $0.4 million related to a Medicare reserve contingency for the Ohio compliance matter.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees compared to fees incurred in the prior year.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$76,454	$65,718	$10,736	16.3%
Other services	21,695	20,642	1,053	5.1%

Total net revenue	$98,149	$86,360	$11,789	13.7%

Segment profit	$8,661	$6,301	$2,360	37.5%
Segment profit margin	8.8%	7.3%
Medical transports	236,478	213,334	23,144	10.8%
Wheelchair transports	14,412	12,266	2,146	17.5%
Net Medical Transport APC	$292	$279	$13	4.7%
Fire subscriptions at period end	43,740	44,322	(582)	(1.3)%
DSO	53	53	—	0.0%

Revenue

The increase in ambulance services revenue is due to a $7.5 million increase in same service area revenue, a $1.5 million increase related to new contract revenue in Tennessee and a $1.7 million increase related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. The same service area revenue included $5.3 million of increases in medical transport volume and $2.9 million in net medical APC offset by a $0.9 million decrease in subsidy revenue. The decrease in subsidy revenue is a result of two counties in our Georgia market requiring cities to contract separately for service. The increase in net medical transport APC is due to rate increases and changes in service level mix. The increase in medical transports of 23,144, or 10.8%, is due to growth in non-emergency transport volume in our Tennessee (including those generated from the new contract mentioned above), Alabama, Georgia and Kentucky markets as a result of concentrated marketing efforts to expand our non-emergency business. The increase in wheelchair transports resulted from providing a full complement of services in our Tennessee and Alabama markets.

Other services revenue increased due to $1.1 million of increases in fire services revenue. The increase included $0.7 million related to fire subscription revenue and $0.4 million related to rate increases on our specialty fire contracts.

Payroll and employee benefits

Payroll and employee benefits was $61.9 million, or 63.1% of net revenue, for the nine months ended March 31, 2009, compared to $55.5 million, or 64.2% of net revenue, for the same period in the prior year. The $6.4 million increase is due to $5.2 million in increased ambulance unit hours to meet increased transport volume demand, $0.8 million in health insurance expense and $0.4 million in workers compensation expense.

Operating expenses

Operating expenses, including general/auto liability expenses, for the nine months ended March 31, 2009 is $21.2 million, or 21.6% of net revenue compared to $18.0 million, or 20.8% of net revenue, for the same period in the prior year. The $3.2 million increase is due to $1.2 million of increases in vehicle and equipment expense, $0.9 million in station expense, $0.7 million in general/auto liability expense and $0.4 million related to a Medicare reserve contingency for the Ohio compliance matter.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees compared to fees incurred in the prior year.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$97,304	$99,422	$(2,118)	(2.1)%
Other services	30,653	30,567	86	0.3%

Total net revenue	$127,957	$129,989	$(2,032)	(1.6)%

Segment profit	$17,743	$16,095	$1,648	10.2%
Segment profit margin	13.9%	12.4%
Medical transports	182,326	193,120	(10,794)	(5.6)%
Wheelchair transports	4,739	5,627	(888)	(15.8)%
Net Medical Transport APC	$526	$505	$21	4.2%
Fire subscriptions at period end	67,182	75,877	(8,695)	(11.5)%
DSO	50	62	(12)	(19.4)%

Revenue

The decrease in ambulance services revenue is primarily due to a $5.4 million decrease related to transport volume and a $0.7 million decrease in subsidy revenue related to the discontinuation of an industrial EMS contract in our Southern Arizona market, offset by $3.8 million of increases in net medical transport APC. Medical transports decreased primarily due to the discontinuation of service on an emergency contract in Tempe, Arizona, which had approximately 7,700 transports annually, or 1,900 quarterly combined with transport volume decreases in the emergency sector due to fewer temporary residents and leisure travelers. The increase in net medical transport APC was due to rate increases and collection rate increases. The decrease in wheelchair transports results from an ongoing strategic effort to call screen non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports.

Other services revenue remained consistent with the prior year, with increased master fire contract revenue being offset by decreases in fire subscription based revenue.

Payroll and employee benefits

Payroll and employee benefits is $72.2 million, or 56.4% of net revenue for the nine months ended March 31, 2009, compared to $74.4 million, or 57.2% of net revenue, for the same period in the prior year. The $2.2 million decrease was due to $5.0 million of decreases in ambulance unit hours offset by $1.6 million of cost of living adjustments and $0.7 million in severance expense.

Operating expenses

Operating expenses, including general/auto liability expenses, is relatively consistent at $29.8 million for the nine months ended March 31, 2009, or 23.3% of net revenue, compared to $29.4 million, or 22.6% of net revenue, for the same period in the prior year. The current year included $0.9 million of increases in general/auto liability expenses and $1.1 million of increases in other operating expenses offset by a $1.5 million decrease in vehicle and equipment expense.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees compared to fees incurred in the prior year.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports wheelchair transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$78,322	$77,496	$826	1.1%
Other services	994	1,110	(116)	(10.5)%

Total net revenue	$79,316	$78,606	$710	0.9%

Segment profit	$3,976	$3,822	$154	4.0%
Segment profit margin	5.0%	4.9%
Medical transports	211,388	225,060	(13,672)	(6.1)%
Wheelchair transports	25,315	24,786	529	2.1%
Net Medical Transport APC	$323	$301	$22	7.3%
DSO	81	85	(4)	(4.7)%

Revenue

The increase in ambulance services revenue is primarily due to $1.5 million in revenue from new emergency contracts in our Washington, Colorado and Oregon markets offset by a $0.7 million decrease in same service area revenue. Same service area revenue included $5.4 million related to decreased transport volume offset by a $4.5 million increase in net medical transport APC. Medical transports decreased due to the discontinuation of service on an emergency contract in Orange County, Florida, which had approximately 19,700 transports annually, or 4,900 quarterly combined with transport volume decreases in the emergency sector due to fewer temporary residents and leisure travelers. This contract was not put out for RFP and the transports related to this service area are now being serviced by the local fire department. The increase in wheelchair transports reflects the increased volume in San Diego and in Washington markets related to new contracts providing a complement of services.

Payroll and employee benefits

Payroll and employee benefits was $45.7 million, or 57.6% of net revenue for the nine months ended March 31, 2009, compared to $44.8 million, or 57.1% of net revenue, for the same period in the prior year. The $0.9 million increase is primarily due to $0.6 million of increases in health insurance and workers compensation expense.

Operating expenses

Operating expenses, including general/auto liability expenses, remained relatively consistent at $26.0 million for the nine months ended March 31, 2009, or 32.8% of net revenue, compared to $25.7 million, or 32.6% of net revenue, for the same period in the prior year.

In addition, corporate overhead allocations decreased primarily resulting from decreased professional fees compared to fees incurred in the prior year.

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

Revenue Recognition

A significant portion of our revenue is generated in the highly regulated and complex healthcare industry. Ambulance services revenue is recognized when services are provided to our patients and are recorded net of estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. We use sophisticated financial models to estimate the provisioning for both contractual allowances and uncompensated care by looking at current service levels, payer mix known at the time of transport and incorporating historical trend information by service area. The evaluation of these data points, along with our interpretation of Medicare, Medicaid and various commercial insurance provider rules and regulations is highly complicated and subjective. If our interpretation or our analysis surrounding historical data is incorrect, revenue could be overstated or understated. A 1% change in our estimate of revenue collectability would have impacted the company by $6.2 million for the nine months ended March 31, 2009. Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $83.0 million and $241.4 million for the three and nine months ended March 31, 2009, respectively and $79.3 million and $227.1 million for the three and nine months ended March 31, 2008, respectively. The estimate for uncompensated care on gross ambulance services revenue from continuing operations totaled $30.8 million and $91.0 million for the three and nine months ended March 31, 2009, respectively and $32.5 million and $92.4 million for the three and nine months ended March 31, 2008, respectively.

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

We engage third-party administrators (“TPAs”) to manage claims resulting from our general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews the claim reserves established by the TPAs and engages independent actuaries to assist with the evaluation of the adequacy of its reserves on a semi-annual basis, or in interim periods if events or changes in circumstances indicate additional evaluation is necessary. We adjust our claim reserves with an associated charge or credit to expense as new information on the underlying claim is obtained.

Reserves related to workers’ compensation claims totaled $10.9 million and $11.2 million at March 31, 2009 and June 30, 2008, respectively. Reserves related to general liability claims totaled $30.7 million and $29.7 million at March 31, 2009 and June 30, 2008, respectively.

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

We have available to us, upon compliance with certain conditions, a $20 million Revolving Credit Facility (the “Revolver”), less any letters of credit outstanding under the $10 million sub-line within the Revolver. There were no amounts outstanding under the Revolver at March 31, 2009.

Effective March 4, 2010, the Revolver will expire and, therefore, we will no longer have access to funds available under that facility. Given our cash flow from operations and lack of usage of the Revolver, we do not believe that the loss of access to the Revolver will impact our ability to fund current operations. Although we do not believe that the expiration of the Revolver will affect our liquidity, we have initiated discussions with our senior secure lenders regarding an amendment to the 2005 Credit Facility to extend the facilities thereunder, including the Revolver. There can be no assurance that any agreement with respect to such an amendment will be reached or, if such an agreement is reached, as to the terms thereof.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, management bonuses, 401(k) employer matching contributions, defined benefit pension plan contributions, income tax payments, workers compensation and general liability insurance premium deposits, and capital expenditures.

The table below summarizes cash flow information for the nine months ended March 31, 2009 and 2008 (in thousands):

	Nine Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$37,287	$24,478
Net cash used in investing activities	(12,485)	(10,453)
Net cash used in financing activities	(12,897)	(6,329)

Operating Activities

Net cash provided by operating activities totaled $37.3 million and $24.5 million for the nine months ended March 31, 2009 and 2008, respectively. The $12.8 million increase in net cash provided by operating activities was primarily due to changes in working capital.

We had working capital of $55.5 million at March 31, 2009, including cash and cash equivalents of $27.8 million, compared to working capital of $48.1 million, including cash and cash equivalents of $15.9 million, at June 30, 2008. The increase in working capital as of March 31, 2009 is primarily related to increases in deferred income taxes and cash and cash equivalents and decreases in accounts payable. Those items were partially offset by decreases in accounts receivable and prepaid expenses.

Investing Activities

Net cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We had no purchases and sales of short-term investments during the nine months ended March 31, 2009 and purchases and sales of $5.0 million during the nine months ended March 31, 2008. We had capital expenditures totaling $12.5 million and $10.5 million for the nine months ended March 31, 2009 and 2008, respectively.

Financing Activities

Financing activities include the repayment of debt, the issuance of debt and costs incurred to issue new debt or modify existing debt, tax benefits from the exercise of stock options, proceeds from the issuance of common stock and minority shareholder distributions. During the nine months ended March 31, 2009, we made $12.0 million of voluntary principal payments on our Term Loan B and made $0.5 million in distributions to the City of San Diego.

During the nine months ended March 31, 2008, we made $5.0 million of voluntary principal payments on our Term Loan B, borrowed and repaid $3.8 million under the revolving credit facility and incurred $0.9 million in costs for an amendment and waiver under the 2005 Credit Facility (Amendment 6). We also experienced a $0.2 million decrease in proceeds from the exercise of stock options and made $0.5 million in distributions to the City of San Diego.

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

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be achieved at
			June 30, 2009	September 30, 2009	December 31, 2009
Debt leverage ratio	< 4.25	3.40	< 3.75	< 3.75	< 3.75
Interest expense coverage ratio	> 2.25	2.90	> 2.25	> 2.25	> 2.25
Fixed charge coverage ratio	> 1.10	1.39	> 1.10	> 1.10	> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	< $27.5 million	N/A	N/A
New business capital expenditure (2)	N/A	N/A	< $4.0 million	N/A	N/A

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.

(2)	Measured annually at June 30th.

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at March 31, 2009 as shown above.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. Statement of Financial Accounting Standards (“SFAS”) 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132R-1”). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. Accordingly, we intend to adopt FSP SFAS 132R-1 in fiscal year 2010. We are currently evaluating the disclosure impact of adopting this FSP on our consolidated financial statements and related disclosures.

In December 2008, the FASB issued FSP No. SFAS No. 140-4 and FASB Interpretation (“FIN”) 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP SFAS 140-4 and
FIN 46R-8”). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as our involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after December 15, 2008. We adopted FSP SFAS 140-4 and FIN 46R-8 in the second quarter of fiscal 2009. See Note 14 to the consolidated financial statements for details on adoption of and disclosures required by FSP SFAS 140-4 and FIN 46R-8.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. SFAS 160, which is effective for us at the beginning of the 2010 fiscal year, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. Our adoption of SFAS 160 beginning in the first quarter of fiscal 2010 will affect the presentation of the consolidated financial statements and related disclosures as described in the preceding sentence.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments, at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. We adopted SFAS 159 on July 1, 2008 and elected not to measure any financial instruments or other items at fair value as of that date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements; however, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for us on July 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (“FSP SFAS 157-2”) which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 on July 1, 2008 with respect to our financial assets and liabilities did not have a material impact on our consolidated financial statements. We intend to adopt the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective July 1, 2009 pursuant to the requirements of FSP SFAS 157-2, and are currently evaluating the potential impact on our financial position and results of operations. SFAS 157 will impact accounting for fair values associated primarily with assets such as property, plant and equipment, intangible assets, goodwill upon non-recurring events such as business combinations, asset impairments, sales and goodwill impairment, among others.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 3.50% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.50%. Based on current amounts outstanding under Term Loan B at March 31, 2009, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.7 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the nine month period ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Note 13 to the Consolidated Financial Statements is hereby incorporated by referenced into this
Part II—Item 1 of this Quarterly Report.

Item 5.	Other Information

Shareholder Rights Agreement

As previously disclosed, the Company entered into a second amendment its Shareholder Rights Plan (commonly referred to as a poison pill, the “Plan”) in March 2009. Following careful consideration of the Company’s improving position with respect to change-in-ownership rules under Section 382 of the Internal Revenue Code of 1986, as amended, and the Company’s desire to enhance trading capacity for existing and potential new stockholders, the Company increased the Beneficial Ownership triggering percentage at which a Person will become an Acquiring Person and at which a Distribution Date will occur (as such terms are defined in the Plan) from 5.0% to 10.0%. Existing shareholders with holdings of 10.0% or more of the Company’s outstanding common stock were grandfathered in under the amendment, and as such, their current holdings will not entitle any shareholders to exercise Rights under the Rights Agreement. The Company has previously disclosed that it may be in the interests of the Company’s stockholders to grant waivers to the Plan on a case-by-case basis.

Stadium Capital Management, LLC (“Stadium”) requested and received a waiver from the Company in March 2009 allowing beneficial ownership of up to 12.0% of the Company’s common stock without becoming an Acquiring Person.

Item 6.	Exhibits

Exhibits

4.1	Amendment No. 2 dated as of March 19, 2009 to that certain Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.

+	Furnished but not filed.

(1)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission of March 19, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: May 11, 2009	By:	/s/ JACK E. BRUCKER
Jack E. Brucker,
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KRISTINE B. PONCZAK
Kristine B. Ponczak,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA BERLINSKI
Donna Berlinski,
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

4.1	Amendment No. 2 dated as of March 19, 2009 to that certain Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.

+	Furnished but not filed.

(1)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission of March 19, 2009.