Form 10-K
period 2009-06-30
RURAL/METRO CORP /DE/
filed 2009-09-09
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-22056

Rural/Metro Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0746929
(State of Incorporation)	(I.R.S. ID.)

9221 East Via de Ventura, Scottsdale, Arizona 85258

(480) 994-3886

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Capital Market
Preferred Stock Purchase Rights	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $21,000,000 as of December 31, 2008. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

There were 24,854,103 shares of the registrant’s Common Stock outstanding on August 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2009 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

The statements, estimates, projections, guidance or outlook contained in this Annual Report on Form 10-K, including but not limited to the section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our use of such words or phrases as “believes”, “anticipates”, “expects”, “plans”, “seeks”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions identify such forward-looking statements. We may also make forward looking statements in our earnings releases, earnings calls and other investor communications. We caution readers that such forward-looking statements, including those relating to our:

•	Future business prospects;

•	Uncompensated care;

•	Working capital;

•	Accounts receivable collection;

•	Liquidity;

•	Cash flow;

•	EBITDA;

•	Capital expenditures;

•	Insurance coverage;

•	Claim reserves;

•	Capital needs;

•	Future operating results; and

•	Future compliance with covenants in our debt facilities or instruments,

wherever they appear in this Annual Report or in other statements attributable to us, are necessarily estimates reflecting the judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements, including the risks set forth in Item 1A of this Annual Report.

Any or all forward-looking statements made in this Annual Report (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, we undertake no duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	Business

Company Overview

Rural/Metro Corporation was founded in 1948 as an Arizona private fire protection services business providing services to residential and commercial property owners on a subscription fee basis. In 1983 the Company began its expansion into the ambulance services industry, which involved the acquisition of various ambulance service providers throughout the United States for a period of time ending in 1998. For the twelve months ended June 30, 2009, we provided ambulance services and other services to more than one million individuals in approximately 400 communities nationwide generating net revenue of $498.8 million, of which ambulance services and other services represented 84.9% and 15.1%, respectively.

All references to the “Company,” “we,” “our,” “us,” “R/M,” or “Rural/Metro” refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries and affiliates, as the context requires. Rural/Metro Corporation, a Delaware corporation, is a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. The website for Rural/Metro Corporation is located at www.ruralmetro.com. The information in our website is not incorporated in, and is not a part of, this Report.

The following is a brief summary of our primary business, including the types of services, our customers, the payers for our services and other information about us for the fiscal year ended June 30, 2009:

Ambulance Services

Types of Services:	• Emergency Transports • Non-emergency Transports • Wheelchair Transports • Event Standby Services

Customers:	• Municipalities, Counties, Fire Districts • Government Agencies • Hospitals • Nursing Homes • Specialty Healthcare Facilities

Payers:	• Medicare • Medicaid • Commercial Insurance • Self-Pay Individuals

Number of Contracts:	• approximately 90 exclusive emergency • approximately 660 non-emergency arrangements

Volume:	• 1.1 million transports annually

We are also a provider of private fire protection and related services and offer such services on a subscription-fee basis to residential and commercial property owners and on a contract basis to municipalities and fire districts. We provide home healthcare and protection services on a limited basis.

Ambulance Industry Overview

Services

We estimate that expenditures for emergency and non-emergency medical ambulance services in the United States were approximately $14 billion for 2009. Ambulance services are provided by municipalities, private providers, hospitals and volunteer organizations. According to the Journal of Emergency Medical Services’ 2008

200-City Survey, approximately 34% of the nation’s largest 200 cities outsourced emergency ambulance services to private service providers. Non-emergency ambulance services are primarily provided by private providers. There are a limited number of regional ambulance providers and we are one of only two national providers.

We believe the following are key factors affecting the ambulance service industry:

•

Aging U.S. population. According to the U.S. Census Bureau, about 72 million Americans, or 19% of the U.S. population, will be age 65 or older in 2030 compared to 40 million, or 13% in 2010. As of June 30, 2009, approximately 43% of our annual ambulance transports were for patients age 65 or older. The continued growth in the U.S. population over the age of 65 will fuel demand for ambulance services.

•

Increase in outsourcing. Municipalities, governmental agencies and hospital systems are under significant budgetary pressure to reduce cost of care, ambulance transports being one component. The outsourcing of ambulance transports has become a preferred avenue to achieve these goals.

•

Increased use of ambulance services. The increased availability of specialized treatment healthcare facilities, nursing homes and home care have contributed to greater demand for non-emergency ambulance services.

Business Segments

We have four regional reporting segments that correspond with the manner in which the associated operations are managed and evaluated by our chief operating decision maker. Although some of our operations do not align with our segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, North Dakota, Oregon (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services while the Company’s other services are predominately in the South and Southwest segments.

Ambulance Services

We generally provide two primary levels of ambulance services—Advanced Life Support (“ALS”) and Basic Life Support (“BLS”). We staff our ALS ambulances with either two paramedics or one paramedic and one Emergency Medical Technician (“EMT”) and equip them with ALS equipment (such as cardiac monitors/defibrillators, advanced airway management equipment and oxygen delivery systems) as well as pharmaceuticals and medical supplies. We staff our BLS ambulances with two EMTs and equip them with medical supplies and equipment necessary to administer first aid and basic medical treatment. Ambulance services encompass both emergency response and non-emergency response services, including critical care, inter-facility and to a lesser extent wheelchair transports.

Emergency Response Services

We provide emergency response services under long-term, exclusive contracts with counties, municipalities, fire districts and other governmental agencies. Our agreements typically require that we respond to all emergency calls in a designated area within a specified response time.

None of these contracts accounted for more than 10% of our annual net revenue during fiscal 2009, 2008 or 2007. These contracts, which are similar to licenses, grant us the right to provide emergency ambulance services. The contracts typically specify rates that we may charge and set forth performance criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity and insurance coverage. The rates we may charge under a contract for emergency ambulance services depend largely on:

•	patient mix;

•	the nature of services rendered; and

•	any federal, state or county authority to regulate rates.

Counties, fire districts and municipalities award emergency ambulance service contracts through a competitive bidding process. Generally, our emergency contracts extend for three to five years for the initial term with options for earned extensions of one to three years thereafter. In some instances in which we are the incumbent provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract at the end of any earned extensions.

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

Non-Emergency Response Services

We provide non-emergency response services and critical care transfers, preferably as a preferred provider, with healthcare facilities, hospitals, nursing homes and other specialty care providers or at the request of a patient. These services are typically managed by the facility discharge planners, nurses or physicians who are responsible for requesting ambulance services. Non-emergency medical transportation services may be scheduled in advance or provided on an as-needed basis. Quality of service, reliability and name recognition are critical factors in obtaining non-emergency business.

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

Other Services

We provide subscription fire protection services to residential and commercial property owners in emerging communities or unincorporated areas where neither a public sector nor volunteer fire department operates. We also provide such services to industrial sites, airports and other self-contained facilities on a national basis. In addition, we provide other services such as home health care services and protection services on a limited basis.

Billing and Collections

We maintain five billing processing centers across the United States and a centralized self-pay collection center. We receive payment for our services from third-party payers, including federal and state government-funded programs primarily under Medicare and Medicaid, commercial insurance companies, individual patients and to a lesser extent, community subsidies. See “Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs.”

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

Companies in the ambulance service industry may experience significant levels of uncompensated care compared to companies in other segments of the healthcare industry. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. Uncompensated care generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers, and generally is higher for services resulting from emergency calls than for non-emergency response requests. See “Risk Factors” in Item 1A of this Report.

We seek to offset changes in reimbursement by requesting increases in the rates we are permitted to charge for transport services from the communities we serve. In response, these communities may permit us to increase rates for ambulance services from patients and their third-party payers in order to ensure the maintenance of required community-wide emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payers, overall they increase our net revenue.

Additionally, in an effort to offset the cost of uncompensated care, we will negotiate subsidies with communities whose payer mix reflects a higher level of self-pay individuals. These subsidies, which are included in net revenue from continuing operations, totaled $10.3 million, $12.0 million and $9.2 million for fiscal years ended June 30, 2009, 2008 and 2007, respectively.

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Percentage of ambulance services net revenue for the year ended June 30,
	2009	2008	2007
Medicare	40.7%	37.9%	38.2%
Medicaid	14.2%	12.9%	12.8%
Commercial insurance	37.9%	41.0%	40.9%
Self-pay	1.4%	1.9%	2.2%
Fees/subsidies	5.8%	6.3%	5.9%

Total ambulance services net revenue	100.0%	100.0%	100.0%

Medical Personnel and Quality Assurance

As of June 30, 2009, approximately 71% of our 7,922 employees are emergency care professionals, including paramedics and EMTs. Paramedics and EMTs must be state certified to transport patients and perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the U.S. Department of Transportation and supervised by state authorities. Upon completion of the EMT program, state-certified EMTs are eligible to participate in a state-certified paramedic training program. The paramedic program includes training in advanced life support and assessment skills such as administration of intravenous fluids, advanced airway management, pharmacology, cardiology and other clinical skills. Paramedics and EMTs must complete continuing education programs and, in some cases, state-supervised refresher training examinations to maintain their certifications. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

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

We are a member of a number of professional organizations, such as the American Ambulance Association, National Emergency Number Association, International Association of Fire Chiefs and National Association of EMS Physicians. In addition, we also are involved in the Commission on Accreditation of Ambulance Services (“CAAS”), the National Registry of Emergency Medical Technicians and the National Fire Protection Association. Also, many of our employees are members of the National Association of EMTs, National Association of EMS Educators and other industry organizations.

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

Emergency Response

Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives emergency medical calls either dispatches our ambulances directly from the public communication center or communicates information regarding the location and type of medical emergency to our communication center, which in turn dispatches ambulances to the scene. While the ambulance is en route to the scene, the emergency medical team receives information concerning the patient’s condition. Also, in many operations across the country, we use automated vehicle locator technology in the vehicles to enhance our dispatch system.

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

Management Information Systems

We support our operations with integrated information systems that allow standardized procedures and training to effectively monitor billing and collection processes and financial support functions. We have three primary technology systems which we believe enhance our operations: a nationwide integrated billing system designed to maximize the billing and collections process; internet-based scheduling software designed to minimize unscheduled overtime among field personnel and maximize efficiencies in crew staffing; and an electronic patient care report (“ePCR”) system designed to enhance and expedite the process of capturing complete clinical patient data, and to electronically transmit this data to the billing system.

Business Development

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

Our safety and risk management team develop and execute strategic initiatives focused on mitigating the factors that drive losses in our operations. We promptly investigate and respond to all incidents that we believe may result in a claim. Operations supervisors promptly submit documentation of such incidents to the third-party administrator handling the claim. We have a dedicated liability unit with our third-party administrator, which actively engages with our staff to gain valuable information for tracking and closure of claims. This information is maintained in a database and is an important resource that we use to identify trends and develop future safety initiatives.

Our driver development program is based on a nationally recognized drivers’ training program for emergency services vehicle operators endorsed by the National Safety Council. Our driver program combines classroom and field training and its curriculum includes instruction on staging, proper inspection of vehicles and driving in emergency situations.

We utilize an on-board monitoring system that measures operator performance against our safe driving standards. The system is designed to capture digital images and audio files of any driving performance that is outside of acceptable protocols, including excessive speed, unsafe turns and rapid stops.

Competition

Emergency Services

Our primary competitors are fire departments, which traditionally act as the first responder during emergencies and in many communities will provide the on-scene emergency medical care and pre-hospital ambulance transport. In addition to fire departments, our largest national competitor is American Medical Response, a subsidiary of Emergency Medical Services Corporation. Other private provider competitors include hospitals or other healthcare organizations, mid-size regional ambulance companies and locally owned operators that principally serve the non-emergency, inter-facility transport market.

Competition in the emergency services industry is primarily based on:

•	Quality of patient care, which is driven by highly trained and motivated EMTs and paramedics;

•	Meeting contracted emergency response time;

•	Cooperation with municipal safety systems including fire and police departments; and

•	Effective billing and collection practices that support long-term financial viability.

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

Insurance

Workers’ Compensation. We have per-occurrence, self-insured retention for the policy periods that cover May 2005 through April 2010. Our aggregate retention limit for those periods is unlimited. For the policy periods May 2002 through May 2005, we purchased a first dollar program with a retrospectively rated endorsement whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts. For policy years prior to May 2002, our policies also included a per-occurrence retention with no annual aggregate limit.

General and Auto Liability. We have per occurrence and aggregate self-insured retention limits for the policy periods that cover June 2005 through June 2010. In addition, we have an umbrella policy that provides excess coverage over the stated limits. For policy years prior to June 2005, we also have self-insured retentions with varying levels of coverage based on the applicable policy year.

Employees

The following is a breakdown of our employees by job classification as of June 30, 2009:

	Employees
	Full-time	Part-time	Total
Paramedics	1,149	635	1,784
EMTs	2,036	921	2,957
Fire Fighters	658	237	895
Other	1,889	397	2,286

	5,732	2,190	7,922

Approximately 42% of our employees are covered by one or more of 22 collective bargaining agreements as of June 30, 2009. Ten of these agreements, covering 2,130 employees, are subject to renegotiation in fiscal 2010. We believe we have a good relationship with our employees and have never experienced any union-related work stoppage.

Competitive Strengths

We believe the following competitive strengths have positioned our Company to capitalize on the positive trends occurring in the medical ambulance services industry, including the following:

Leading Emergency Ambulance Services Provider. We are a leading provider of emergency and non-emergency medical ambulance services in the United States with a 61-year operating history. Our core business is focused on ambulance services and the delivery of high-quality care to the patients and communities that we serve. We believe this long-standing record of consistently meeting or exceeding customer and patient care expectations, along with our proven flexibility in working with customers to develop business partnerships to meet both parties’ economic and service needs, support our ability to win new market contracts and maintain high renewal rates on existing contracts.

Broad Geographic Presence. We believe our national geographic presence provides an advantage in the competitive bidding process over local or regional medical ambulance providers due to our national name recognition and our ability to reference other large, well-known cities as existing contract referrals. Additionally, our ability to draw from a broad base of national resources provides leverage and efficiencies that benefit the effectiveness of our operations.

Strong Customer Relationships. We believe our long-standing history of exceptional customer service provides the foundation for strong customer relationships. Our record of contract retention and established relationships with key customers in the cities, counties, fire departments, and hospital systems we serve provide a competitive advantage in our efforts to win new contracts and grow existing markets.

Experienced Management Team. We believe the disciplined approach of our senior management team is a key reason that we continue to win new contracts and renewals of existing contracts. This disciplined approach also enhances our ability to effect cost containment initiatives. Our senior management team is supported by 18 front-line division general managers who have an average of 24 years of ambulance services industry experience. A significant portion of our senior management compensation is incentive-based, tying cash bonuses to achieving financial and operational goals.

Commitment to Technology Advancements. We are committed to enhancing our service model, developing operating efficiencies, and improving financial performance through the development and implementation of industry-leading technology. Our proprietary billing and collections system, ePCR system, and DriveCam technology aboard our ambulances are examples of the investments we have made to further strengthen our business and set us apart from our competitors.

Business Strategy

Increase Revenue through Winning New Emergency Contracts. We believe our proven track record of high-quality patient care, meeting and exceeding contract expectations and progressive public/private partnering arrangements aimed at assisting communities to acheive their cost structure goals, creates opportunities for us to increase revenue by winning competitive bids.

Increase Revenue within Existing Service Areas. We believe in areas where we are the existing emergency ambulance provider we can leverage our community name recognition and visibility to gain preferred provider status with local hospital systems, nursing homes and other healthcare facilities to expand our non-emergency ambulance services. This strategy allows us to recognize operational efficiencies and effectively leverage our work force, fleet and communications centers.

Invest in Technology to Improve Operating Efficiencies. We will continue to invest in technologies to improve patient care and improve billing efficiencies to increase profitability, including the following specific initiatives:

•

Integrated Billing System. We have developed an integrated ambulance billing and collections system that is operated from a single, nationwide platform and allows for standardized procedures and training, thereby minimizing duplication and maximizing collections. This information technology is designed to improve our ability to collect outstanding claims on a timely basis.

•

Electronic Patient Care Reporting System. We are actively deploying a fully integrated ePCR system designed to enhance and expedite the process of capturing clinical patient data, electronically transferring the data to our billing system and submitting claims for reimbursement of our ambulance services. Upon completion of implementation, electronic patient care reports will replace paper patient care reports and provide ambulance crews with clinical flow charts to fully document each patient assessment and procedure performed.

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

Medicare, Medicaid and Other Government Reimbursement Programs. We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements of federal and state agencies. We are subject to governmental reviews and audits, which can and do result in retroactive adjustments to amounts previously reimbursed under these programs. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which could materially increase or decrease the payments we receive for our services and affect our cost of providing these services. In recent years, Congress has consistently attempted to curb federal spending on such reimbursement programs.

Typically, reimbursement is conditioned on our providing the correct procedure and service level codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment or delayed payment for services rendered or lead to allegations of billing fraud. Moreover, governmental third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain services are not covered, the services provided were not medically necessary, there was a lack of sufficient supporting documentation, or for other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from governmental third party payers. Additional factors that could complicate our billing to these programs include:

•	Disputes between payers as to which party is responsible for payment;

•	Difficulty of adhering to specific compliance requirements, service level coding and various other procedures mandated by the government, and,

•	Difficulty or inability to obtain proper physician certification and documentation supporting medical necessity.

Delays and uncertainties in the reimbursement process adversely affect our balance of accounts receivable, increase the overall cost of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations either individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors—Risks Related to the Healthcare Industry.”

We establish gross ambulance services contra revenue allowances, defined as allowances for discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care based on credit risk applicable to certain types of payers, historical trends, and other relevant information. We review our gross ambulance services contra revenue allowances on an ongoing basis and may increase or decrease such allowances from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

Ambulance Services Fee Schedule. In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, or CMS, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services. The Final Rule was the result of a mandate under the Balanced Budget Act of 1997, or BBA, to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions.

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

With the passage of the Medicare Modernization Act in 2003, temporary modifications were made to the original phase-in of the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeds the national fee schedule, the regional fee schedule is blended with the national fee schedule on a temporary basis, until January 1, 2010. In addition to the national fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients.

On July 15, 2008, Congress enacted the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, resulting in, among other things, an increase in the ambulance fee schedule for both urban and rural ground ambulance services for a period of 18 months. Under MIPPA, the Medicare rate increases of 2% for urban area transports and 3% for rural area transports will apply retroactively from July 1, 2008 to December 31, 2009. According to the American Ambulance Association, the increase to the ambulance fee schedule under MIPPA will provide a total of approximately $170 million in Medicare rate relief to the ambulance industry nationwide. Earlier in 2009, legislation was introduced in Congress that would permanently increase to 6% the rate of increase in the fee schedule for ground ambulance services furnished on or after January 1, 2010 in rural and urban areas. This legislation, known as the Medicare Ambulance Access Preservation Act of 2009, would offset reductions in payments from the loss of the current temporary Medicare ambulance relief provisions. Congress has not yet voted upon the Medicare Ambulance Access Preservation Act of 2009. Additionally, there will be no change to the Ambulance Inflation Factor for calendar 2010, which is based on the Bureau of Labor Statistics calculation of the consumer price index. We cannot predict whether this legislation will be passed into law, whether Congress will make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

Local Ambulance Rate Regulation. State or local government regulations or administrative policies regulate rate structures in some states in which we provide ambulance services. For example, in certain service areas in which we are the exclusive provider of ambulance services, the community sets the rates for emergency ambulance services pursuant to an ordinance or master contract and may also establish the rates for non-emergency ambulance services that we are permitted to charge. We may be unable to receive ambulance services rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

Managed Care. The health care industry has experienced substantial changes in recent years, particularly in the area of payment for health care services. In response to the continued growth of the cost of health care, various methods have been adopted by third party payers, including the government, to control, or manage, the cost of health care services. These methods of control have been referred to as managed care. A more recent cost control trend involves placing more of the up front financial risk for health care services on the patient, a trend that has been referred to as consumer directed care. We anticipate that the continued growth of managed care and consumer directed care will result in efforts to either control the rate of increase in, or decrease the amount of reimbursement for, various health care services, as well as increasing the costs of collection. Although we continually work to refine our operations to adjust to the impact of managed care and consumer directed care, no assurance can be given that we will prosper in the rapidly changing health care environment.

Paramedic Intercepts. Medicare regulations permit ambulance transport providers to subcontract with other organizations for paramedic services. Generally, only the transport provider may bill Medicare, and the paramedic services subcontractor must receive any payment to which it is entitled from that provider. Based on these rules, in some jurisdictions we have established “paramedic intercept” arrangements in which we may provide paramedic services to a municipal or volunteer transport provider. Although we believe we currently have procedures in place to assure that we do not bill Medicare directly for paramedic intercept services we provide (except in jurisdictions where specifically permitted), we can make no assurances that enforcement agencies will not find that we have failed to comply with these requirements.

Patient Signatures. Medicare regulations require that providers obtain the signature of the patient or, in certain circumstances if the patient is unable to provide a signature, the signature of a qualified representative, prior to submitting a claim for payment from Medicare. In the past, an exception existed for situations where it was not reasonably possible to obtain a patient or representative signature, provided that the reason for the exception was clearly documented. This exception has historically been interpreted as applying to both emergency and non-emergency transports. Effective January 1, 2008, these regulations were revised and reinterpreted by CMS to limit this exception to emergency transports, provided the ambulance company obtains the appropriate documentation from that facility and maintains certain other documentation. Effective January 1, 2009, this exception was revised to again apply to non-emergency transports. In the event CMS further revises Medicare regulations regarding signature requirements it may exacerbate the difficulty ambulance providers have historically had in complying with the patient signature requirements, and could adversely impact our cash flow because of the delays that may occur in obtaining necessary signatures. Although we believe we currently have procedures in place to assure that current signature requirements are met, we can make no assurances that enforcement agencies will not find that we have failed to comply with these requirements or any future requirements.

Physician Certification Statements. Under applicable Medicare rules, ambulance providers are required to obtain a certification of medical necessity from the ordering physician in order to bill Medicare for repetitive non-emergency transports provided to patients. For certain other non-emergency transports, ambulance providers are required to attempt to obtain a certification of medical necessity from a physician or certain other practitioners. In the event the provider is not able to obtain such certification within 21 days, it may submit a claim for the transport if it can document reasonable attempts to obtain the certification. Acceptable documentation includes any U.S. postal document (e.g. , signed return receipt or Postal Service Proof of Service Form) showing that the ordering practitioner was sent a request for the certification. Although we believe we currently have procedures in place to assure we are in compliance with these requirements, we cannot assure you that enforcement agencies will not find that we have failed to comply.

Coordination of Benefits Rules. When our services are covered by multiple third-party payers, such as a primary and a secondary payer, financial responsibility must be allocated among the multiple payers in a process known as “coordination of benefits,” or COB. The rules governing COB are complex, particularly when one of the payers is Medicare or another government program. Under these rules, in some cases Medicare or other government payers can be billed as a “secondary payer” only after recourse to a primary payer (e.g. a liability insurer) has been exhausted. In some instances, multiple payers may reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled. In such cases, we are obligated to process a refund. If we improperly bill Medicare or other government payers as the primary payer when that program should be billed as the secondary payer, or if we fail to process a refund when required, we may be subject to civil or criminal penalties. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds when we receive over payments, we cannot assure you the payer or enforcement agencies will not find that we have violated these requirements.

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

Federal False Claims Act

We are subject to the Federal False Claims Act that provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to obtain a claim reimbursement. In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for False Claim Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program. On May 20, 2009, President Obama signed into law the Fraud Enforcement Recovery Act of 2009, or the FERA, which modifies and clarifies certain provisions of the False Claims Act. In part, the FERA amends the False Claims Act such that the False Claims Act penalties may now apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The government and some courts have taken the position that claims presented in violation of the various statutes, including the Federal Anti-Kickback Statute, described below, can be considered a violation of the Federal False Claims Act based on the contention that a provider certified compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot ensure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

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

The OIG has also addressed potential violations of the Anti-Kickback Statute (as well as other risk areas) in its Compliance Program Guidance for Ambulance Suppliers. In addition to discount arrangements with health facilities, the OIG notes that arrangements between local governmental agencies that control emergency patient referrals and ambulance companies which receive such referrals may violate the Anti-Kickback Statute if the ambulance companies provide inappropriate remuneration in exchange for such referrals. Although we believe we have structured our arrangements with local agencies in a manner which complies with the Anti-Kickback Statute, we cannot assure you that enforcement agencies will not find that some of those arrangements violate that statute.

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)

The HIPAA privacy requirements contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by the HIPAA privacy regulations can result in civil and criminal penalties.

Under HIPAA, the there are additional provisions, which if not complied with, could have an impact on our business: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud provision prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this provision is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters provision prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this provision is a felony and may result in fines and/or imprisonment. Additionally, under HIPAA, any entity that induces or attempts to induce a Medicare or Medicaid beneficiary’s selection of a particular supplier of Medicare or Medicaid payable services through, among others, waiver of copayments and deductible amounts, or providing items or services for free or for other than fair market value, may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot ensure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Title XIII of the American Recovery & Reinvestment Act of 2009, known as the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, makes significant changes to HIPAA, and greatly expands HIPAA obligations of covered entities and business associates. Such changes include new notification requirements, enforcement expansion and increased penalties and compensation for harmed individuals. Civil penalties now range from $100 to $50,000 per violation, and are capped at $25,000 to $1.5 million for all violations of a single requirement in a calendar year. The severity of penalties are based on a tiered structure based upon the cause of the violation and the violating party’s level of knowledge.

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

Corporate Compliance Program

In an effort to monitor our compliance with applicable federal and state laws and regulations, we have developed a program to support the maintenance of high standards of conduct in the operation of our business and to implement policies and procedures that our promote compliance with all applicable laws, regulations and company policies. The program’s focus is to prevent, detect and mitigate regulatory compliance risks. We strive to achieve this mission through:

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

Risks Related to Our Business

Our results of operations and growth could be adversely affected if we lose existing contracts or fail to renew existing contracts on favorable terms.

A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports under our existing contracts with municipalities, counties and fire districts to provide emergency and other services. Substantially all of our net revenue for fiscal year 2009 was generated under existing contracts. Our contracts generally range from three to five years in length. Most of our contracts are terminable by either party upon notice of as little as 30 days. Further, certain of our contracts expire during each fiscal period, and we may further be required to seek renewal of certain of these contracts through a formal bidding process that often requires written responses to a Request for Proposal (“RFP”). Even if any of our contracts are renewed, a renewal contract may contain terms that are not as favorable to us as the terms of our current contract. We cannot assure you that we will be successful in retaining or renewing our existing contracts or that the loss or renewal terms of contracts would not have a material adverse effect on us. There is also no assurance that we will experience growth in the number of transports under our existing contracts.

We are subject to decreases in our revenue as a result of changes in payer mix.

We are subject to risks related to changes in the mix of insured versus uninsured patients that receive our medical services. If our mix of uninsured patients to insured patients increases, we may be adversely affected because we have greater difficulty recovering our full fees for services rendered to uninsured patients. Our credit risk related to services provided to uninsured individuals is exacerbated because communities are required to provide emergency response services regardless of an individual’s ability to pay. We also believe uninsured patients are more likely to dial 911 to seek care for minor conditions because they frequently do not have a primary care physician with whom to consult. An increase in individuals utilizing our services that do not have an ability to pay could materially and adversely affect our results of operations. The current economic downturn has resulted in rising unemployment, which may result in a higher number of uninsured individuals and individuals that do not have the ability to pay our standard rates.

The cost of our services is funded substantially by government and private insurance programs. If this funding is reduced or becomes limited or unavailable to our customers, our business may be adversely impacted.

The current economic downturn could result in increased budget pressures and reductions in government spending. Such budget pressures and reductions in spending may negatively impact contract retention and renewal with governmental entities, and may also result in a reduction in Medicaid reimbursement and covered services in an attempt to contain Medicaid costs. Furthermore, as a result of the economic downturn, third-party payers, including Medicare, Medicaid and private health insurance providers are increasingly challenging amounts paid for healthcare-related services. We cannot assure you that reimbursement will be available or that payers’ reimbursement policies will not have a material adverse effect on our ability to provide our services on a profitable basis, if at all.

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

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic, weather-related, and market factors that are generally outside of our control, and each of which may lead to an increase in the cost of fuel. Because our operations are dependent on fuel, significant increases in fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to payers through rate increases or fuel surcharges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of fuel. To the extent we are not able to successfully negotiate such rate increases or fuel surcharges, our results of operations may be adversely affected by increases in fuel price.

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

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially and adversely affect our operations.

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

In connection with our insurance programs, we establish reserves for losses and related expenses which represent our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Our reserves are based on estimates involving actuarial and statistical projections, at a given point in time. However, insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination which would result in a reduction in our net income in the period in which the deficiency is determined. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Insurance Reserves” and Note 8 of the notes to our financial statements included in Item 8 of this report.

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

Approximately 42% of our employees are covered by one or more of 22 collective bargaining agreements as of June 30, 2009. Ten of these collective bargaining agreements, covering 2,130 employees, are subject to renegotiation in fiscal 2010. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. If we are unable to negotiate a timely renewal of one or more agreements, the employees covered by the agreement may enter into a strike or other work stoppage. Such a stoppage could have a material adverse effect on our business, financial conditions, results of operations and reputation.

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

Risks Related to the Healthcare Industry

We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for the violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The parties with whom we contract are also subject to ethical guidelines and operational standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our customers or to maintain our reputation. The failure by the parties with whom we contract to comply with such guidelines and standards could have a material adverse effect on our business, financial conditions, results of operations and reputation.

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

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by third-party payers, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

Like most healthcare providers, the majority of our services are paid for by private or governmental third-party payers, such as insurance companies, Medicare and Medicaid. These third-party payers typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on providing the correct procedure and diagnostic codes and properly documenting the services, including the level of service provided, medical necessity for the services and the identity of the practitioner who provided the service.

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

Governmental and private third party payers and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payers based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment of our management or employees, and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, the federal Anti-Kickback Statute, The Balanced Budget Act of 1997 and other provisions of federal, state and local law.

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

If we fail to comply with the terms of our settlement agreements with the federal government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

In the last four years, we have entered into three settlement agreements with the United States government. In connection with the settlement agreements, we have entered into two CIAs, each of which is still in effect. Pursuant to the CIAs, we are required to establish and maintain compliance programs, which include, among other things, the appointment of a compliance officer and committee; the training of employees nationwide; enhancing procedures relating to certain of our contracting processes, including tracking contractual arrangements; review by an independent review organization; and reporting of certain reportable events. We cannot assure you that the CIAs or the compliance programs we have initiated have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the settlement agreement or CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the settlement agreements and/or CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

We may not be able to successfully recruit and retain paramedics and EMT professionals with the qualifications and attributes desired by us and our customers.

Our ability to recruit and retain paramedics and EMT professionals significantly affects our business. Due to the geographic and demographic diversity of the communities we serve, medical personnel shortages in some of our market areas can make the recruiting and retention of full-time personnel more difficult and costly. Moreover, we compete with other entities, both municipal and private, to recruit and retain qualified paramedics and EMTs to deliver ambulance services. Failure to retain or replace our medical personnel or to attract new personnel, or the additional cost of doing so may have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Capital Structure

Our indebtedness could adversely affect our financial condition and our ability to operate our business

At June 30, 2009, we had total debt of $277.3 million, including $66.0 million of borrowing under the term loan portion of our senior secured credit facility, $125.0 million of our senior subordinated notes, $85.7 million of senior discount notes and no borrowings outstanding under our $20.0 million revolving credit facility (the “2005 Credit Facility”). In addition, subject to restrictions in the indenture governing our notes and the credit agreement governing our senior secured credit facility, we may incur additional debt.

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

Continuing disruption of the capital and credit markets may adversely affect our future access to capital and our cost of capital.

The recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. Our $20.0 million Revolving Credit Facility matures in March 2010 and our term loan and $45.0 million Letter of Credit Facility mature in March 2011. Upon maturity of the Letter of Credit Facility, we may be required to cash collateralize letters of credit not otherwise funded under the Letter of Credit Facility, unless an alternative letter of credit facility is entered into by us. There can be no assurance that any agreement with respect to an extension of the Revolving Credit Facility will be reached or, if any such agreement is reached, as to the terms thereof. If the current economic and market conditions continue or deteriorate further, our future cost of debt or equity capital and future access to capital markets may be adversely affected.

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

The senior subordinated notes are subordinated in right of payment to all senior debt of Rural/Metro Operating Company, LLC, a wholly-owned subsidiary of Rural/Metro Corporation (“Rural/Metro LLC”), including indebtedness under the 2005 Credit Facility. Payment on the guarantee of each guarantor of the senior subordinated notes is subordinated in right of payment to that guarantor’s senior debt, including its guarantee of Rural/Metro LLC’s obligations under the 2005 Credit Facility. The holders of senior debt will be entitled to be paid in full in cash before any payment may be made on the senior subordinated notes or the guarantees thereof, as the case may be. Rural/Metro LLC or a guarantor, as the case may be, may not have sufficient funds to pay all its creditors, and holders of the senior subordinated notes may receive less, ratably, than the holders of senior debt, including the lenders under the 2005 Credit Facility, and due to the turnover provisions in the indenture governing the senior subordinated notes less, ratably, than the holders of unsubordinated obligations, including trade payables.

The senior subordinated notes are effectively subordinated to claims of Rural/Metro LLC’s secured creditors and the guarantees of each guarantor are effectively subordinated to the claims of the existing and future secured creditors of that guarantor to the extent of the value of the property securing such debt. Rural/Metro LLC’s obligations under the 2005 Credit Facility will be secured by liens on all or substantially all of their, our and Rural/Metro LLC’s and its subsidiaries’ assets. At June 30, 2009, Rural/Metro LLC had $66.0 million aggregate principal amount of secured debt outstanding and the capacity to borrow an additional $20.0 million under the 2005 Credit Facility and to have up to $45.0 million in letters of credit issued, all of which (if drawn, in the case of letters of credit) would be secured senior debt and effectively senior to the senior subordinated notes in right of payment to the extent of the value of the assets securing such debt, as well as by virtue of its ranking.

Rural/Metro Corporation is the sole obligor of the senior discount notes, and our subsidiaries do not guarantee our obligations under the senior discount notes or have any obligation with respect to the senior discount notes; consequently, the senior discount notes are structurally subordinated to the debt and liabilities of our subsidiaries.

The senior discount notes are structurally subordinated to all debt and liabilities (including trade payables) of our subsidiaries. Holders of our senior discount notes will participate with all other holders of our indebtedness in the assets remaining after our subsidiaries have paid all their debts and liabilities. Our subsidiaries may not have sufficient funds to make payments to us, and holders of senior discount notes may receive less, ratably, than the holders of debt of our subsidiaries and other liabilities. Accordingly, if our subsidiaries have their debt accelerated, we may not be able to repay our indebtedness under the senior discount notes. The indenture governing the senior discount notes contains a waiver by the trustee and holders of the senior discount notes of any rights to make a claim for substantive consolidation of us with any of our subsidiaries in any bankruptcy or similar proceeding. As of June 30, 2009, (i) on an unconsolidated basis, we had $85.7 million of senior indebtedness, consisting of the senior discount notes, but excluding the guarantee of borrowings under the 2005 Credit Facility and under the indenture for the senior subordinated notes, and (ii) Rural/Metro LLC had approximately $191.0 million of indebtedness, including $66.0 million of borrowings under the 2005 Credit Facility and $125.0 million aggregate principal amount of the senior subordinated notes. In addition, as of June 30, 2009, an additional $20.0 million would have been available for borrowing under the revolving credit portion of the 2005 Credit Facility.

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

Facilities

We lease an office building at 9221 E. Via de Ventura, Scottsdale, Arizona for our corporate headquarters. Real estate for our operations is described below:

Leased Facilities

We lease approximately 237 operational and administrative facilities used primarily for ambulance services sub-stations, fleet maintenance, billing offices, and fire services sub-stations. We believe our existing facilities are adequate to meet current needs and that suitable space is available to meet projected needs. Our leases expire at various dates through April 2023. Rent expense from continuing operations totaled $13.8 million, $12.4 million and $11.1 million for fiscal 2009, 2008 and 2007, respectively.

Owned Facilities

We own 14 properties totaling $9.1 million of net book value on our balance sheet.

Equipment

We operate approximately 1,773 vehicles. Of these 1,164 are ambulances, 111 are wheelchair vans, 163 are fire apparatus and 335 are support vehicles. At June 30, 2009 we owned 96% of the vehicles that we operate. The average age of our ambulance fleet and fire apparatus is 9.2 years and 15.5 years, respectively. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

ITEM 3.	Legal Proceedings

From time to time, we are a party to, or otherwise involved in, lawsuits, claims, proceedings, investigations and other legal matters that have arisen in the ordinary course of conducting our business. We cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings, investigations and other legal matters which we are a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters in general. We are also subject to requests and subpoenas for information in independent investigations. An unfavorable outcome in any of the lawsuits pending against us, or in a government investigation or proceeding, could result in substantial potential liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, these proceedings and investigations, and our actions in response to them, could result in substantial potential liabilities, additional defense and other costs, increase our indemnification obligations, divert management’s attention, and/or adversely affect our ability to execute our business and financial strategies.

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

In fiscal 2007, we negotiated a settlement in connection with the U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute related to our discontinued operations in the State of Texas. The government alleged that certain of our contracts with medical facilities in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. In connection with the settlement of the matter, we entered into a Corporate Integrity Agreement (“CIA”), which is effective for a period of five years, beginning April 18, 2007. Pursuant to the CIA, we are required to maintain a compliance program that includes, among other things, the appointment of a compliance officer and committee; the training of employees nationwide; enhancing procedures relating to certain of our contracting processes, including tracking contractual arrangements; review by an independent review organization; and reporting of certain reportable events. These requirements are currently a part of our ongoing compliance program.

We are cooperating with an investigation by the U.S. government regarding our operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. We do not agree with the allegations and believe that there are errors in the sampling methodology performed by the government. Although we continue to disagree with the government’s allegations, we are engaged in settlement negotiations with the government and have made a preliminary offer of $2.4 million in exchange for a full release relating to the government’s allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require us to make a substantial payment to the government and may require us to enter into a CIA or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time it is not possible to predict the ultimate conclusion of this investigation.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “RURL”.

The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

	High	Low
Year Ended June 30, 2009
First quarter	$2.58	$1.59
Second quarter	$2.44	$1.64
Third quarter	$1.90	$0.50
Fourth quarter	$3.70	$0.86

Year Ended June 30, 2008
First quarter	$5.80	$2.76
Second quarter	$3.85	$2.08
Third quarter	$3.11	$1.84
Fourth quarter	$2.69	$1.51

On August 31, 2009, the closing sale price of our common stock was $3.95 per share, and there were 2,622 holders of record of our common stock.

Dividend Policy

We currently intend to retain any future earnings to support our business and to fund the growth of our operations. The payment of dividends to our shareholders is limited by our Credit Facility Agreement, Senior Subordinated Notes and Senior Discount Notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion. We did not pay dividends in 2009 or 2008 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future decision to pay dividends will be at the discretion of our board of directors and will depend upon, our financial condition, results of operations, capital requirements and contractual restrictions.

Equity Compensation Plan Information

The following table represents securities authorized for issuance under all of our existing equity compensation plans at June 30, 2009:

•	Rural/Metro Corporation 1992 Stock Option Plan;

•	Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan; and

•	Rural/Metro Corporation 2008 Incentive Stock Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c)
Equity compensation plan approved by stockholders	899,859	$2.84	624,500
Equity compensation plan not approved by stockholders (3)	78,166	$0.81	—

Total	978,025	$2.68	624,500

(1)	This includes options to purchase common stock awarded under the 1992 Stock Option Plan and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”), as well as restricted stock units and stock appreciation rights awarded under the 2008 Incentive Stock Plan. For a description of these plans, refer to Note 13 to our consolidated financial statements for the year ended June 30, 2009.
(2)	This weighted average exercise price does not include outstanding restricted stock units.
(3)	The 2000 Plan did not require stockholder approval, and was not approved by the stockholders when it was originally adopted. In November 2007, the 2000 Plan was modified to provide that no future option grants will be made pursuant to the 2000 Plan unless stockholders approve an amendment to the 2000 Plan to permit future option grants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities, nor did we sell any shares in a transaction not registered under the Securities act of 1933, as amended, during the fourth quarter of fiscal 2009, which ended on June 30, 2009.

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

	Years Ended June 30,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net revenue	$498,808	$482,167	$446,064	$432,598	$403,774
Income (loss) from continuing operations (1)	5,945	3,705	(2,008)	8,331	85,168

EPS Data:
Basic earnings per share:
Income (loss) from continuing operations applicable to common stock	$0.24	$0.15	$(0.08)	$0.34	$3.76

Diluted earnings per share:
Income (loss) from continuing operations applicable to common stock	$0.24	$0.15	$(0.08)	$0.34	$3.53

Balance Sheet Data:
Total assets	$294,955	$294,211	$300,125	$298,868	$312,667
Long-term debt, net of current portion	277,110	279,017	280,081	291,337	305,478

(1)	During fiscal 2005, we reversed $89.8 million of deferred tax asset valuation allowances. Such reversals were reflected as a deferred tax benefit in continuing operations of $87.7 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.5 million.

Quarterly Results

The following table summarizes our unaudited quarterly operating results for each quarter of fiscal 2009 and 2008 (in thousands, except per share amounts). Net revenue and operating income included in the table relate to our continuing operations and exclude service areas classified as discontinued operations.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net revenue	$123,832	$120,441	$125,432	$129,103
Operating income	11,516	11,212	11,344	11,428
Income from continuing operations	1,072	1,263	1,103	2,507
Income (loss) from discontinued operations	(300)	(192)	(115)	(312)
Net income	772	1,071	988	2,195
Basic income from continuing operations applicable to common stock per share	$0.04	$0.05	$0.04	$0.10
Basic income per share	$0.03	$0.04	$0.04	$0.09
Diluted income from continuing operations applicable to common stock per share	$0.04	$0.05	$0.04	$0.10
Diluted income per share	$0.03	$0.04	$0.04	$0.09

	2008
	First Quarter	Second Quarter (b)	Third Quarter (b)	Fourth Quarter
Net revenue	$116,646	$116,559	$124,427	$124,535
Operating income	$9,317	$10,196	$9,989	$11,046
Income from continuing operations	$314	$652	$1,095	$1,644
Income (loss) from discontinued operations	$97	$102	$374	$(181)
Net income	$411	$754	$1,469	$1,463
Basic income from continuing operations applicable to common stock per share	$0.01	$0.03	$0.04	$0.07
Basic income per share	$0.02	$0.03	$0.06	$0.06
Diluted income from continuing operations applicable to common stock per share	$0.01	$0.03	$0.04	$0.07
Diluted income per share	$0.02	$0.03	$0.06	$0.06

(a)	Net income for the fourth quarter of fiscal 2009 included a $1.0 million decrease in the income tax provision related to recognition of certain income tax credits.
(b)	Net revenue for the second and third quarters of fiscal 2008 included a $1.9 million reserve and a $0.2 million reserve reversal, respectively, to contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our Selected Financial Data and our consolidated financial statements and notes appearing elsewhere herein.

Management’s Overview

During fiscal 2009, our focus remained on implementing the Company’s strategic and operating activities, including operational excellence in patient care delivery, revenue cycle management, new emergency revenue generation and continued expansion of the non-emergency business within existing markets. We achieved these through continued focus on billing initiatives aimed at reducing uncompensated care and increasing average patient charge (“APC”), responsiveness to customer needs and investments in technology designed to maximize billing performance. Our continued focus on these items has contributed to a 3.5% growth in revenue and 11.4% growth in EBITDA in fiscal 2009 as compared to the same period in the prior year.

We continue to focus on expanding our profit margin by increasing our gains in non-emergency market share and increasing transports through hospital-outsourced opportunities and partnerships with public systems. We believe this strategy will continue to demonstrate our ability to operate in this challenging economy. Cash flow remains strong at $52.1 million of cash flow from operations for fiscal 2009, which continued to support our goals to reduce debt and enhance the long-term value of our Company for investors.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 22 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. As of June 30, 2009, we had approximately 90 exclusive contracts to provide emergency medical ambulance services and approximately 660 contracts to provide non-emergency medical ambulance and wheelchair services. For fiscal 2009 and 2008, respectively, 42.0% and 43.7% of our transports were generated from emergency ambulance services. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, comprised 58.0% and 56.3% of our transports for the same periods. All ambulance related services generated 84.9% and 84.7% of net revenue for fiscal 2009 and 2008, respectively. The remainder of our net revenue was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the number of ambulance transports we provide, the amount we expect to collect per transport and the costs we incur to provide these services.

The following is a summary of certain key operating statistics (EBITDA from continuing operations in thousands):

	Years Ended June 30,
	2009	2008	2007
Net Medical Transport APC (1)	$370	$356	$338
DSO (2)	52	60	65
EBITDA from continuing operations (3)	$58,479	$52,472	$41,677
Medical Transports (4)	1,068,197	1,071,668	1,042,671
Wheelchair Transports (5)	74,912	75,502	79,427

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

EBITDA

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

	Years Ended June 30,
	2009	2008	2007
Income (loss) from continuing operations	$5,945	$3,705	$(2,008)
Add (deduct):
Depreciation and amortization	14,588	12,736	11,470
Interest expense	30,843	31,731	31,517
Interest income	(324)	(374)	(517)
Income tax provision	7,427	4,674	1,215

EBITDA from continuing operations	58,479	52,472	41,677

Income (loss) from discontinued operations	(919)	392	999
Add (deduct):
Depreciation and amortization	108	247	662
Goodwill impairment	—	—	662
Income tax provision (benefit)	(543)	232	538

EBITDA from discontinued operations	(1,354)	871	2,861

Total EBITDA	$57,125	$53,343	$44,538

Factors Affecting Operating Results

Net Change in Contracts

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

Ability to Effect Rate Increases

Our operating results are affected directly by the number of self-pay ambulance transport services we provide and the associated lower collection rates experienced with this payer group. To offset higher costs of uncompensated care we may experience with the self-pay payers, we submit requests to increase commercial insurance rates to the state or local government agencies that regulate ambulance service rates. Our ability to negotiate rate increases on a timely basis to offset increases in uncompensated care may impact our operating performance.

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

The following table shows the source of our uncompensated care write-offs as a percentage of total uncompensated care write-offs:

	Years Ended June 30,
	2009	2008	2007
Commercial Insurance	19%	18%	19%
Co-Pays/Deductibles	8%	8%	8%
Medicare/Medicaid Denials	11%	10%	15%
Self-Pay	62%	64%	58%

Total	100%	100%	100%

The majority, 62%, of our uncompensated care write-offs in fiscal 2009 were generated from self-pay accounts. The balance of our uncompensated care write-offs in fiscal 2009 were from; (1) commercial insurance (19%); (2) Medicare or Medicaid denials (11%), and; (3) co-pays and deductibles (8%). These components are described in detail below;

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percentage of our transport mix in fiscal 2009 to 9.6% as compared to 10.2% in fiscal 2008. Although we are not seeing an impact at this time and believe we have measures in place to promptly identify negative payer mix trends, we do recognize that a weakened economy combined with significant loss of jobs and related employee benefits may shift our current transport mix to a higher volume of uninsured and underinsured claims. If this occurs, we may see higher uncompensated care write-offs as a result of a reduction in collections based on historical collections trends for this payer mix; which would in turn impact our cash flows from operations and overall liquidity.

Other factors that may, positively or negatively, impact the overall dollars associated with uncompensated care include: (1) rate increases and (2) changes in transport volumes among the payer groups.

On a periodic basis, we evaluate our cost structure within each area we serve and, as appropriate, request rate increases. Ambulance rate increases generate additional revenue only from certain commercial insurance programs and self-pay patients, due to the fixed rates, co-pay amounts and deductibles of payers such as Medicare, Medicaid and certain commercial insurance. Rate increases applied to patients who are self-pay patients can compound an already challenging collection process. Increasing the dollars per transport on this payer group may, in turn, result in an increase in the uncompensated care.

From quarter to quarter, the number of patients we transport within each payer group can vary. A shift in payer mix may increase or decrease levels of uncompensated care. For instance, if we experience a shift from the Medicare payer group to the commercial insurance payer group, we might expect to see a decrease in our uncompensated care write-offs due to a higher historical collection pattern associated with the commercial insurance payers.

Work Force Management

Our business strategy focuses on optimizing the deployment of our work force in order to meet contracted response times and otherwise maintain high levels of quality care and customer service. A key measure is our ability to efficiently and effectively manage labor resources and enhance operating results. Several factors may influence our labor management efforts, including our ability to maximize our mix of emergency and non-emergency response business, significant wait times associated with emergency rooms that delay redeployment, and market-specific shortages of qualified paramedics and emergency medical technicians that affect temporary wages. We also may experience increases in overtime and training wages due to growth in transport volume related to new contracts, expansion in existing markets and seasonal transport demand patterns.

Results of Operations

Fiscal 2009 Compared To Fiscal 2008—Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2009 and 2008. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2009	% of Net Revenue	2008	% of Net Revenue	Change	% Change
Net revenue	$498,808	100.0%	$482,167	100.0%	$16,641	3.5%

Operating expenses:
Payroll and employee benefits	309,894	62.1%	298,395	61.9%	11,499	3.9%
Depreciation and amortization	14,588	2.9%	12,736	2.6%	1,852	14.5%
Other operating expenses	117,611	23.6%	117,523	24.4%	88	0.1%
General/auto liability insurance	11,766	2.4%	14,421	3.0%	(2,655)	(18.4%)
(Gain) on sale of assets	(551)	(0.1%)	(1,386)	(0.3%)	835	(60.2%)
(Gain) on property insurance settlement	—	—	(70)	(0.0%)	70	#

Total operating expenses	453,308	90.9%	441,619	91.6%	11,689	2.6%

Operating income	45,500	9.1%	40,548	8.4%	4,952	12.2%
Interest expense	(30,843)	(6.2%)	(31,731)	(6.6%)	888	(2.8%)
Interest income	324	0.1%	374	0.1%	(50)	(13.4%)

Income from continuing operations before income taxes and minority interest	14,981	3.0%	9,191	1.9%	5,790	63.0%
Income tax provision	(7,427)	(1.5%)	(4,674)	(1.0%)	(2,753)	58.9%
Minority interest	(1,609)	(0.3%)	(812)	(0.2%)	(797)	(98.2%)

Income from continuing operations	5,945	1.2%	3,705	0.8%	2,240	60.5%
Income (loss) from discontinued operations, net of income taxes	(919)	(0.2%)	392	0.1%	(1,311)	#

Net income	$5,026	1.0%	$4,097	0.8%	$929	22.7%

Income (loss) per share
Basic—
Income from continuing operations	$0.24		$0.15		$0.09
Income (loss) from discontinued operations	(0.04)		0.02		(0.06)

Net income	$0.20		$0.17		$0.03

Diluted—
Income from continuing operations	$0.24		$0.15		$0.09
Income (loss) from discontinued operations	(0.04)		0.01		(0.05)

Net income	$0.20		$0.16		$0.04

Average number of common shares outstanding—Basic	24,834		24,787		47

Average number of common shares outstanding—Diluted	24,915		24,952		(37)

# — Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue (in thousands):

	Years Ended June 30,
	2009	2008	$ Change	% Change
Ambulance services	$423,361	$408,426	$14,935	3.7%
Other services	75,447	73,741	1,706	2.3%

Total net revenue	$498,808	$482,167	$16,641	3.5%

Ambulance Services

The increase in ambulance services revenue was primarily related to a $9.3 million increase in same service area revenue, $3.9 million from new emergency and non-emergency contracts in our Tennessee, Washington, Colorado and Oregon markets; and $1.7 million related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. The increase in same service area revenue included $15.3 million in net medical transport APC and $0.5 million in master contract and standby revenue offset by $4.9 million of decreases in transport volume and a $1.7 million decrease in subsidy revenue. The decrease in subsidy revenue was primarily the result of two counties in our Georgia market requiring cities to contract separately for services combined with the discontinuation of an industrial EMS contract in our Southern Arizona market.

Below are two tables providing fiscal year comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Years Ended June 30,
	2009	2008	Change	% Change
Same service area medical transports	1,057,751	1,071,668	(13,917)	(1.3%)
New contract medical transports	10,446	N/A	10,446	#

Medical transports from continuing operations	1,068,197	1,071,668	(3,471)	(0.3%)

# — Variances over 100% not displayed.

The decrease in same service area medical transports was primarily related to the discontinuation of service on two emergency contracts in Tempe, Arizona and Orange County, Florida. Combined, these contracts total approximately 27,400 transports annually. Absent the discontinuation of these contracts, transport volume increased 1.8%. New contract transport growth was related to our new emergency and non-emergency contracts in our Washington, Colorado, Tennessee and Oregon markets.

	Years Ended June 30,
	2009	% of Transports	2008	% of Transports	Transport Change	% Change
Emergency medical transports	480,435	42.0%	501,563	43.7%	(21,128)	(4.2%)
Non-emergency medical transports	587,762	51.5%	570,105	49.7%	17,657	3.1%

Total medical transports	1,068,197	93.5%	1,071,668	93.4%	(3,471)	(0.3%)
Wheelchair transports	74,912	6.5%	75,502	6.6%	(590)	(0.8%)

Total transports from continuing operations	1,143,109	100.0%	1,147,170	100.0%	(4,061)	(0.4%)

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $323.9 million and

$298.6 million for fiscal 2009 and 2008, respectively. The increase of $25.2 million was the result of rate increases, changes in payer mix in certain markets, changes in service level mix, increased transport volume and the effect of a $1.7 million reserve to contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005 that was recorded in the previous fiscal year. Uncompensated care as a percentage of gross ambulance services revenue declined to 13.8% for fiscal 2009 from 14.5% in fiscal 2008. The decline in uncompensated care reflects our continued focus on billing and collections efforts.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Years Ended June 30,
	2009	% of Gross	2008	% of Gross	$ Change	% Change
Gross ambulance services revenue	$867,233	100.0%	$826,619	100.0%	$40,614	4.9%
Contractual allowances	(323,897)	(37.3%)	(298,648)	(36.1%)	(25,249)	(8.5%)
Uncompensated care	(119,975)	(13.8%)	(119,545)	(14.5%)	(430)	(0.4%)

Net ambulance services revenue	$423,361	48.8%	$408,426	49.4%	$14,935	3.7%

Net Medical Transport APC

Our net medical transport APC for fiscal 2009 was $370 compared to $356 for fiscal 2008. The 3.9% increase was primarily due to improved collections and rate increases.

Other Services

The $1.7 million increase in other services revenue was primarily due to a $2.2 million increase in master fire contract fees primarily related to the conversion of a subscription fire area to a master contract and rate increases on our specialty fire contracts offset by decreases in fire response and forestry fee revenue.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense was $309.9 million, or 62.1% of net revenue for fiscal 2009, an increase of $11.5 million from $298.4 million, or 61.9% of net revenue, for fiscal 2008. The increase was due to $6.6 million of net changes in workers compensation actuarial adjustments from year to year (fiscal 2009 negative adjustment of $1.8 million compared to a positive adjustment of $4.8 million in fiscal 2008), $3.7 million of cost-of-living increases, a $1.6 million increase in health insurance expense, and a $0.9 million increase in ambulance unit hours. These increases were offset by a $1.8 million decrease in current-year workers compensation claims expense.

Depreciation and Amortization

The increase in depreciation and amortization of $1.9 million or 14.5% for fiscal 2009 compared to fiscal 2008 was primarily due to additional capital expenditures during the year.

Other Operating Expenses

Other operating expenses was $117.6 million, or 23.6% of net revenue for fiscal 2009, an increase of $0.1 million from $117.5 million, or 24.4% of net revenue, for fiscal 2008. The increase was primarily due to $3.0 million in station expense and $1.2 million in vehicle and equipment expense offset by a $2.2 million decrease in fuel expense and a $2.1 million decrease in professional fees.

General/Auto Liability

General/auto liability insurance expense was $11.8 million, or 2.4% of net revenue for fiscal 2009, a decrease of $2.6 million from $14.4 million, or 3.0% of net revenue, for fiscal 2008. The decrease was primarily due to $2.2 million of decreases related to current year claims estimates and a net positive change in actuarial adjustments of $0.4 million from year to year (fiscal 2009 positive adjustment of $1.7 million compared to a fiscal 2008 positive adjustment of $1.3 million).

Gain on Sale of Assets

During fiscal 2009, we entered into additional transactions to sell certain of our previously written-off self-pay accounts receivable to an unrelated third party. The resulting gains totaled $0.6 million.

During fiscal 2008, we sold certain of our previously written-off self-pay accounts receivable to an unrelated third party. The resulting gains totaled $2.1 million, $1.8 million of which were recorded in continuing operations and $0.3 million of which were recorded in discontinued operations.

Interest Expense

Interest expense for fiscal 2009 was $30.8 million, or 6.2% of net revenue, a decrease of $0.9 million from $31.7 million, or 6.6% of net revenue for fiscal 2008. The decrease was related to decreased interest on the Term Loan B due to lower balances, offset by increases related to the continued non-cash accretion of our Senior Discount Notes.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income. The increase in minority interest expense during fiscal 2009 was due to increased net income generated by the partnership in fiscal 2009.

Income Tax Provision

Our income tax provision consists primarily of deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As of June 30, 2009, our net operating loss carryforwards for certain states have either been fully utilized or have expired. As a result, current state income tax expense has increased relative to prior years.

During fiscal 2009, we recorded a $7.4 million income tax provision related to continuing operations. This provision included $8.1 million of deferred income tax expense, which did not require a current cash payment. The deferred income tax expense results primarily from utilization of tax benefits, primarily related to net operating loss carryforwards generated in prior years.

During fiscal 2009 the continuing operations tax provision resulted in an effective tax rate of 49.6%. This rate differed from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. Additionally, our effective tax rate included a reduction related to pretax income that was attributable to the minority interest in our joint venture with the City of San Diego. These items increased our effective tax rate by 7.5%. The effective income tax rate also includes 12.6% related to state income taxes.

The income tax provision for fiscal 2009 reflects a $1.0 million benefit for wage tax credits recorded in the fourth quarter. These credits relate to our participation in Federal and state wage tax incentive programs in the state of New York from 2002 through 2008. These credits reduced our effective tax rate by 6.5%.

During fiscal 2008, we recorded a $4.7 million income tax provision related to continuing operations. This provision included $3.3 million of deferred income tax expense, which did not require a current cash payment. The deferred income tax expense resulted primarily from utilization of tax benefits, primarily related to net operating loss carryforwards generated in prior years.

During fiscal 2008 the continuing operations tax provision results in an effective tax rate of 50.9%. This rate differed from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. Additionally, our effective tax rate included a reduction related to income included in pretax income that was attributable to the minority interest in our joint venture with the City of San Diego. These items increased our effective tax rate by 12.6%. The effective income tax rate also includes 14.9% related to state income taxes.

As of June 30, 2009, we maintained a valuation allowance of $7.5 million against deferred tax assets related to state net operating loss carryforwards that we do not believe will be realized.

Discontinued Operations

During fiscal 2009, we made the decision to exit ambulance transportation markets in Columbus and Marion, Ohio, and Roswell, New Mexico. The financial results of these service areas are included within income (loss) from discontinued operations.

Loss from discontinued operations for fiscal 2009 was $0.9 million and included an income tax benefit of $0.5 million. The loss from discontinued operations before the income tax benefit was due primarily to $0.4 million recorded as a result of increasing our Medicare reserve contingency related to the Ohio compliance matter, a portion of which related to our former Marion, Ohio operation.

Income from discontinued operations for fiscal 2008 was $0.4 million and included an income tax provision of $0.2 million. Income from this period included a $0.6 million gain of nonrefundable fire subscription prepayments upon the termination of our contract in Queen Creek, Arizona effective January 1, 2008, and a gain of $0.3 million on the sale of self pay receivables. Those gains were partially offset by an additional pre-tax reserve of $0.7 million for a change in estimate related to a Medicaid intermediary’s review of service levels provided to certain patients in our Baltimore, Maryland and Washington DC operations, which were discontinued in fiscal 2004.

Fiscal 2009 Compared To Fiscal 2008—Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, North Dakota, Oregon (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services, while our other services are provided predominantly in the South and Southwest segments. During fiscal 2009, we determined that certain characteristics of our Oregon fire operation were more similar to the characteristics of operations residing in our South segment. Accordingly, we reorganized our operating segments and our Oregon fire operation, which was formerly included in the Southwest segment is now included in the South segment. As a result of this change, prior period segment information related to our Oregon fire operation has been reclassified from the Southwest segment to the South segment to conform to fiscal 2009 segment designations.

The accounting policies used in the preparation of our consolidated financial statements have been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, our measure of segment profitability is defined as income from continuing operations before depreciation and amortization, including goodwill impairment, interest expense (income), income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

The key drivers that impact ambulance services revenues include transport volume, rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency and non-emergency services, our ability to negotiate government subsidies, as well as other competitive and market factors. The main drivers of other services revenue are fire subscription rates and the number of subscribers, as well as master fire contract rates. These drivers can vary significantly from market to market and also can change over time.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	2009	2008	$ Change	% Change
Net revenue
Ambulance services	$82,515	$79,592	$2,923	3.7%
Other services	3,896	3,837	59	1.5%

Total net revenue	$86,411	$83,429	$2,982	3.6%

Segment profit	$19,297	$16,391	$2,906	17.7%
Segment profit margin	22.3%	19.6%
Medical transports	225,157	229,525	(4,368)	(1.9%)
Wheelchair transports	17,041	18,213	(1,172)	(6.4%)
Net Medical Transport APC	$355	$336	$19	5.7%
DSO (1)	45	57	(12)	(21.1%)

(1)	Segment DSO statistics have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to $4.4 million of increases in net medical transport APC, offset by $1.5 million of decreases related to transport volume. The decrease in medical transports primarily reflected competitive pressure in our non-emergency markets. The net medical transport APC increased due to rate increases and collection rate increases.

Payroll and employee benefits

Payroll and employee benefits was $45.5 million, or 52.7% of net revenue for fiscal 2009, compared to $43.4 million, or 52.1% of net revenue, for fiscal 2008. The $2.1 million increase was primarily due to a $1.0 million increase in worker’s compensation expense, and $0.5 million increase in health insurance expense, with the remainder of the increase related to changes in cost-of-living adjustments, unit hours and training.

Operating Expenses

Operating expenses, including general/auto liability expenses was $15.9 million for fiscal 2009, or 18.4% of net revenue, compared to $17.0 million, or 20.4% of net revenue for fiscal 2008. The decrease of $1.1 million was primarily due to a $0.9 million decrease in general/auto liability expense, a $0.7 million decrease in vehicle and equipment expenses offset by $0.4 million related to a Medicare reserve contingency for the Ohio compliance matter.

In addition, corporate overhead allocations decreased, primarily due to decreased professional fees.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	2009	2008	$ Change	% Change
Net revenue
Ambulance services	$104,375	$91,500	$12,875	14.1%
Other services	29,261	27,761	1,500	5.4%

Total net revenue	$133,636	$119,261	$14,375	12.1%

Segment profit	$11,552	$10,964	$588	5.4%
Segment profit margin	8.6%	9.2%
Medical transports	320,743	287,385	33,358	11.6%
Wheelchair transports	19,024	16,330	2,694	16.5%
Net Medical Transport APC	$294	$287	$7	2.4%
Fire subscriptions at period end	43,477	44,319	(842)	(1.9%)
DSO (1)	41	37	4	10.8%

(1)	Segment DSO statistics have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to a $9.2 million increase in same service area revenue, a $2.0 million increase related to new contract revenue in Tennessee and a $1.7 million increase related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in fiscal 2008. The same service area revenue increase included $8.0 million in medical transport volume and $2.0 million in net medical APC offset by a $1.0 million decrease in subsidy revenue. The decrease in subsidy revenue was a result of two counties in our Georgia market requiring cities to contract separately for service. The increase in net medical transport APC was due to rate increases and changes in service level mix. The increase in medical transports was due to growth in non-emergency transport volume in our Tennessee (including those generated from the new contract mentioned above), Alabama, Georgia and Kentucky markets as a result of concentrated marketing efforts to expand our non-emergency business. The increase in wheelchair transports resulted from providing a full complement of services in our Tennessee and Alabama markets.

Other services revenue increased $1.5 million due to increases in fire services revenue. The increase included $0.9 million related to fire subscription revenue and $0.6 million related to rate increases on our specialty fire contracts.

Payroll and employee benefits

Payroll and employee benefits was $85.1 million, or 63.7% of net revenue, for fiscal 2009, compared to $74.3 million, or 62.3% of net revenue, for the same period in the prior year. The $10.8 million increase was due to $7.7 million in increased ambulance unit hours to meet increased transport volume demand, a $1.7 million increase in health insurance expense and a $1.5 million increase in workers compensation expense.

Operating Expenses

Operating expenses, including general/auto liability expenses, for fiscal 2009 was $28.1 million, or 21.0% of net revenue compared to $24.8 million, or 20.8% of net revenue, for the same period in the prior year. The $3.3 million increase was primarily due to $1.7 million of increases in vehicle and equipment expense primarily related to increased transport volume, $1.3 million increase in station expense and $0.4 million related to a Medicare reserve contingency for the Ohio compliance matter.

In addition, corporate overhead allocations decreased, primarily due to decreased professional fees.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	2009	2008	$ Change	% Change
Net revenue
Ambulance services	$130,983	$133,506	$(2,523)	(1.9%)
Other services	40,905	40,794	111	0.3%

Total net revenue	$171,888	$174,300	$(2,412)	(1.4%)

Segment profit	$24,070	$22,308	$1,762	7.8%
Segment profit margin	14.0%	12.8%
Medical transports	241,932	255,521	(13,589)	(5.3%)
Wheelchair transports	6,163	7,375	(1,212)	(16.4%)
Net Medical Transport APC	$534	$513	$21	4.1%
Fire subscriptions at period end	66,059	73,692	(7,633)	(10.4%)
DSO (1)	54	70	(16)	(22.9%)

(1)	Segment DSO statistics have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The decrease in ambulance services revenue was primarily due to a $7.0 million decrease related to transport volume and a $0.8 million decrease in subsidy revenue related to the discontinuation of an industrial EMS contract in our Southern Arizona market, offset by $5.1 million of increases in net medical transport APC. Medical transports decreased primarily due to the discontinuation of service on an emergency contract in Tempe, Arizona, which had approximately 7,700 transports annually combined with transport volume decreases in the emergency sector due to fewer temporary residents and leisure travelers. The increase in net medical transport APC was primarily due to rate increases and collection rate increases. The decrease in wheelchair transports resulted from an ongoing strategic effort to call screen non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports.

Other services revenue remained consistent with the prior year, with increased master fire contract revenue being offset by decreases in fire subscription and fire and forestry fee revenue.

Payroll and employee benefits

Payroll and employee benefits was $96.8 million, or 56.3% of net revenue for fiscal 2009, compared to $98.4 million, or 56.5% of net revenue, for fiscal 2008. The $1.6 million decrease was due to $5.8 million of decreases in ambulance unit hours, offset by $2.0 million of cost-of-living adjustments, a $1.5 million increase in workers compensation expense and a $0.7 million increase in health insurance expense.

Operating Expenses

Operating expenses, including general/auto liability expenses, was relatively consistent at $39.8 million for fiscal 2009, or 23.2% of net revenue, compared to $40.0 million, or 23.0% of net revenue, for the same period in the prior year. The current year included $1.5 million of decreases in vehicle and equipment expenses offset by increases of $1.0 million in other operating expenses.

In addition, corporate overhead allocations decreased, primarily due to decreased professional fees.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	2009	2008	$ Change	% Change
Net revenue
Ambulance services	$105,488	$103,828	$1,660	1.6%
Other services	1,385	1,349	36	2.7%

Total net revenue	$106,873	$105,177	$1,696	1.6%

Segment profit	$5,169	$3,621	$1,548	42.8%
Segment profit margin	4.8%	3.4%
Medical transports	280,365	299,237	(18,872)	(6.3%)
Wheelchair transports	32,684	33,584	(900)	(2.7%)
Net Medical Transport APC	$327	$303	$24	7.9%
DSO (1)	69	72	(3)	(4.2%)

(1)	Segment DSO statistics have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $1.9 million increase in revenue from new emergency and non-emergency contracts in our Washington, Colorado and Oregon markets offset by a $0.2 million decrease in same service area revenue. Same service area revenue included $7.2 million related to decreased transport volume offset by a $6.5 million increase in net medical transport APC and a $0.4 million increase in master contracts. Medical transports decreased primarily due to the discontinuation of an emergency contract in Orange County, Florida, which had approximately 19,700 transports annually. This contract was not put out for RFP, and the transports related to this service area are currently serviced by the local fire department. The increase in the net medical APC was due to rate increases and increases related to service level mix and collection rate.

We notified Salt Lake City, Utah, that we would exit the market at the conclusion of our contract term in December 2009. Our decision was based on the inability during our four years in the market to secure a license to provide non-emergency ambulance services. Receiving such a license would have required a change to state law that, in our opinion, was not forthcoming. The Utah market accounted for transports and net revenue of 10,755 and $4.2 million in 2009, respectively, and 11,179 and $3.5 million in 2008, respectively. This market will be reclassified to discontinued operations in the second quarter of fiscal 2010.

Payroll and employee benefits

Payroll and employee benefits was $62.1 million, or 58.1% of net revenue for fiscal 2009, compared to $59.8 million, or 56.9% of net revenue, for fiscal 2008. The $2.3 million increase was primarily due to $1.5 million of cost-of-living adjustments, $1.1 million of increases in workers compensation expense, $0.8 million of increases in health insurance, offset by $1.5 million of decreases in ambulance unit hours.

Operating Expenses

Operating expenses, including general/auto liability expenses was $34.7 million for fiscal 2009, or 32.4% of net revenue, compared to $35.7 million, or 34.0% of net revenue, for fiscal 2008. The $1.0 million decrease was primarily due to a $0.6 million decrease in vehicle and equipment expenses and other less significant decreases in other operating expenses.

In addition, corporate overhead allocations decreased, primarily due to decreased professional fees.

Results of Operations

Fiscal 2008 Compared To Fiscal 2007 — Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2008 and 2007. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2008	% of Net Revenue	2007	% of Net Revenue	Change	% Change
Net revenue	$482,167	100.0%	$446,064	100.0%	$36,103	8.1%

Operating expenses:
Payroll and employee benefits	298,395	61.9%	278,677	62.5%	19,718	7.1%
Depreciation and amortization	12,736	2.6%	11,470	2.6%	1,266	11.0%
Other operating expenses	117,523	24.4%	107,146	24.0%	10,377	9.7%
General/auto liability insurance expense	14,421	3.0%	17,127	3.8%	(2,706)	(15.8%)
(Gain) loss on sale of assets	(1,386)	(0.3%)	48	0.0%	(1,434)	#
(Gain) on property insurance settlement	(70)	(0.0%)	—	—	(70)	#

Total operating expenses	441,619	91.6%	414,468	92.9%	27,151	6.6%

Operating income	40,548	8.4%	31,596	7.1%	8,952	28.3%
Interest expense	(31,731)	(6.6%)	(31,517)	(7.1%)	(214)	0.7%
Interest income	374	0.1%	517	0.1%	(143)	(27.7%)

Income from continuing operations before income taxes and minority interest	9,191	1.9%	596	0.1%	8,595	#
Income tax provision	(4,674)	(1.0%)	(1,215)	(0.3%)	(3,459)	#
Minority interest	(812)	(0.2%)	(1,389)	(0.3%)	577	(41.5%)

Income (loss) from continuing operations	3,705	0.8%	(2,008)	(0.5%)	5,713	#
Income from discontinued operations, net of income taxes	392	0.1%	999	0.2%	(607)	(60.8%)

Net income (loss)	$4,097	0.8%	$(1,009)	(0.2%)	$5,106	#

Income (loss) per share
Basic—
Income (loss) from continuing operations	$0.15		$(0.08)		$0.23
Income from discontinued operations	0.02		0.04		(0.02)

Net income (loss)	$0.17		$(0.04)		$0.21

Diluted—
Income (loss) from continuing operations	$0.15		$(0.08)		$0.23
Income from discontinued operations	0.01		0.04		(0.03)

Net income (loss)	$0.16		$(0.04)		$0.20

Average number of common shares outstanding—Basic	24,787		24,604		183

Average number of common shares outstanding—Diluted	24,952		24,604		348

# — Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue (in thousands):

	Years Ended June 30,
	2008	2007	$ Change	% Change
Ambulance services	$408,426	$379,074	$29,352	7.7%
Other services	73,741	66,990	6,751	10.1%

Total net revenue	$482,167	$446,064	$36,103	8.1%

Ambulance Services

The increase in ambulance services revenue was driven by a $26.8 million increase in same service area revenue and $4.3 million of increases related to new contract revenue, offset by a $1.7 million decrease related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in fiscal 2008. The increase in same service area revenue included $18.2 million related to an increase in net medical transport APC, a $5.7 million increase in medical transport volume and a $2.8 million increase in subsidy revenue. The increase in net medical transport APC is a reflection of improved collection, rate increases and changes in service level mix within our markets. The new contract revenue was generated primarily from our California, Missouri, Tennessee and Washington markets.

Below are two tables providing fiscal year comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Years Ended June 30,
	2008	2007	Change	% Change
Same service area medical transports	1,059,544	1,042,671	16,873	1.6%
New contract medical transports	12,124	N/A	12,124	#

Medical transports from continuing operations	1,071,668	1,042,671	28,997	2.8%

# — Variances over 100% not displayed.

New contract medical transport growth relates to new contracts in our California, Missouri, Tennessee and Washington markets.

	Years Ended June 30,
	2008	% of Transports	2007	% of Transports	Transport Change	% Change
Emergency medical transports	501,563	43.7%	486,615	43.4%	14,948	3.1%
Non-emergency medical transports	570,105	49.7%	556,056	49.5%	14,049	2.5%

Total medical transports	1,071,668	93.4%	1,042,671	92.9%	28,997	2.8%
Wheelchair transports	75,502	6.6%	79,427	7.1%	(3,925)	(4.9%)

Total transports from continuing operations	1,147,170	100.0%	1,122,098	100.0%	25,072	2.2%

Increases in emergency medical transports represented 51.6% of the growth in continuing operations medical transport volume in fiscal 2008.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $298.6 million and

$276.0 million for fiscal 2008 and 2007, respectively. The increase of $22.6 million is the result of rate increases, changes in payer mix in certain markets, changes in service level mix, increased transport volume and the effect of a $1.7 million reserve to contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. Uncompensated care remained consistent as a percentage of gross ambulance services revenue at 14.5% in fiscal 2008 compared to 14.6% in fiscal 2007.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Years Ended June 30,
	2008	% of Gross	2007	% of Gross	$ Change	% Change
Gross ambulance services revenue	$826,619	100.0%	$766,571	100.0%	$60,048	7.8%
Contractual allowances	(298,648)	(36.1%)	(275,950)	(36.0%)	(22,698)	(8.2%)
Uncompensated care	(119,545)	(14.5%)	(111,547)	(14.6%)	(7,998)	(7.2%)

Net ambulance services revenue	$408,426	49.4%	$379,074	49.4%	$29,352	7.7%

Net Medical Transport APC

Our net medical transport APC for fiscal 2008 was $356 compared to $338 for fiscal 2007. The 5.3% increase reflects four drivers: increased transport rates, changes in the levels of uncompensated care offset by a concentration of transport growth within the emergency response sector; and changes in the number of basic life support versus advanced life support transports provided.

Other Services

The $6.7 million increase in other services revenue was primarily due to a $3.5 million increase in fire subscription revenue and a $2.5 million increase in master fire contract fees. The increase in fire subscription revenue was attributable to increases in rates, and to a lesser extent, increases in subscribers. The increase in master fire contract fees primarily related to a new contract in Washington and increased rates associated with our industrial and airport contracts.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense was $298.4 million, or 61.9% of net revenue for fiscal 2008, an increase of $19.7 million from $278.7 million, or 62.5% of net revenue for fiscal 2007. The increase was primarily due to a $7.9 million increase from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee and California markets and new contracts in our Washington and California markets, $5.1 million due to annual cost-of-living adjustments and increased base wage rates to achieve optimum staffing levels, $3.1 million increase in the management incentive program accrual, $1.5 million increase in employee health insurance expense and a $1.0 million decrease in the positive workers’ compensation actuarial claims adjustment as compared to prior year ($5.8 million recognized in fiscal 2007 compared to $4.8 million recognized in fiscal 2008).

Depreciation and Amortization

The increase in depreciation and amortization of $1.3 million or 11.0% in fiscal 2008 compared to fiscal 2007 was primarily due to additional capital expenditures during the year.

Other Operating Expenses

Other operating expenses was $117.5 million, or 24.4% of net revenue for fiscal 2008, an increase of $10.4 million from $107.1 million, or 24.0% of net revenue for fiscal 2007. The increase was primarily due to a $3.4 million increase in fuel expense, $2.7 million increase in professional fees related to tax, legal, and audit fees associated with the adoption of FIN 48, the completion of a prior year financial statement restatement, review of Internal Revenue Code Section 382 matters, expenses related to the agreement to settle the proposed Board of Directors election contest, contract renewals, responses to contract proposals and union negotiations. In addition, we recognized a $2.6 million increase in station expenses and a $2.6 million increase in other vehicle and equipment expense. These increases were offset by a $0.8 million Medicare reserve contingency related to the Ohio Medicare matter recorded in the prior year.

General/Auto Liability

The general/auto liability expense was $14.4 million, or 3.0% of net revenue for fiscal 2008, a decrease of $2.7 million from $17.1 million, or 3.8% of net revenue for fiscal 2007. The decrease was due to a $1.3 million positive actuarial claims adjustment recognized in fiscal 2008 compared to a $1.1 million negative actuarial claims adjustment recognized in fiscal 2007. Additionally, a settlement of $0.9 million related to third-party administrative fees was expensed in fiscal 2007.

Gain on Sale of Assets

During fiscal 2008, we sold certain of our previously written-off self-pay accounts receivable to an unrelated third party. The resulting gains totaled $2.1 million, $1.8 million of which were recorded in continuing operations and $0.3 million of which were recorded in discontinued operations.

Interest Expense

Interest expense for fiscal 2008 was $31.7 million, or 6.6% of net revenue, an increase of $0.2 million from $31.5 million, or 7.1% of net revenue for fiscal 2007. The increase was related to increased interest related to the continued non-cash accretion of our Senior Discount Notes offset by decreases on the Term Loan B due to lower balances.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income. The decrease in minority interest expense during fiscal 2008 was due to decreased net income generated by the partnership in fiscal 2008.

Income Tax Provision

Our income tax provision consists primarily of deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As of June 30, 2008, our net operating loss carryforwards for certain taxing jurisdictions had either been fully utilized or had expired. As a result, current state income tax expense has increased relative to prior years.

During fiscal 2008, we recorded a $4.7 million income tax provision related to continuing operations. This provision includes $3.3 million of deferred income tax expense, which did not require a current cash payment. The deferred income tax expense results primarily from utilization of tax benefits, primarily related to net operating loss carryforwards generated in prior years.

During fiscal 2008 the continuing operations tax provision resulted in an effective tax rate of 50.9%. This rate differs from the federal statutory rate of 35.0% primarily as a result of recurring expenses that are not deductible for income tax purposes, such as certain executive compensation, lobbying expenses, and a portion of non-cash interest related to our 12.75% Senior Discount Notes.

Additionally, our effective tax rate included a reduction related to pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. These items increased our effective tax rate by 12.6%. The effective income tax rate also includes 14.9% related to state income taxes.

During fiscal 2007, we recorded a $1.2 million income tax provision related to continuing operations. This provision includes $0.4 million of deferred income tax expense, which did not require a current cash payment. The deferred income tax expense resulted primarily from utilization of tax benefits, primarily related to net operating loss carryforwards generated in prior years.

Pretax income from continuing operations in fiscal 2007 was significantly lower than in fiscal 2008. As a result, permanent differences not deductible calculating taxable income and state income taxes, as discussed below, had a much larger impact on the effective tax rate. During fiscal 2007 the continuing operations tax provision resulted in an effective tax rate of 203.9%. This rate differed from the federal statutory rate of 35.0% primarily as a result of recurring expenses that were not deductible for income tax purposes, such as certain executive compensation, lobbying expenses, and a portion of non-cash interest related to our 12.75% Senior Discount Notes. Additionally, our effective tax rate included a reduction related to income included in pretax income that was attributable to the minority interest in our joint venture with the City of San Diego. These items increased our effective tax rate by 62.2%. The effective income tax rate also included 139.5% related to state income taxes.

Fiscal 2008 Compared To Fiscal 2007 — Segments

Overview

We have four regional reporting segments which correspond with the manner in which operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, North Dakota, Oregon (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

Each reporting segment provides ambulance services while other services are predominantly in the South and Southwest segments.

During fiscal 2009, we determined that certain characteristics of our Oregon fire operation were more similar to the characteristics of operations residing in our South segment. Accordingly, we reorganized our operating segments and our Oregon fire operation, which was formerly included in the Southwest segment, is now included in the South segment. As a result of this change, prior-period segment information related to our Oregon fire operation has been reclassified from the Southwest segment to the South segment to conform to fiscal 2009 segment designations.

The accounting policies used in the preparation of our consolidated financial statements have been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, our measure of segment profitability is defined as income from continuing operations before depreciation and amortization, including goodwill impairment, interest expense (income), income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	2008	2007	$ Change	% Change
Net revenue
Ambulance services	$79,592	$78,494	$1,098	1.4%
Other services	3,837	3,746	91	2.4%

Total net revenue	$83,429	$82,240	$1,189	1.4%

Segment profit	$16,391	$14,045	$2,346	16.7%
Segment profit margin	19.6%	17.1%
Medical transports	229,525	238,672	(9,147)	(3.8%)
Wheelchair transports	18,213	17,914	299	1.7%
Net Medical Transport APC	$336	$318	$18	5.7%
DSO (1)	57	68	(11)	(16.2%)

(1)	Segment DSO statistics have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to $4.1 million attributable to the increase in net medical transport APC, offset by $2.9 million decrease in same service area transport volume. The decrease in medical transports reflected the continued decreasing population trend within our Ohio and Buffalo markets.

Payroll and employee benefits

Payroll and employee benefits expense was $43.4 million, or 52.0% of net revenue for fiscal 2008, a decrease of $2.1 million from $45.5 million, or 55.4% of net revenue for fiscal 2007. The decrease was primarily due to a $1.9 million decrease in ambulance unit hours required in the Buffalo and Ohio markets and a $1.3 million decrease to workers’ compensation expense offset by a $0.9 million increase related to annual cost of living adjustments.

Operating Expenses

Operating expenses, including general/auto liability expense, for fiscal 2008 were $17.0 million, or 20.4% of net revenue, a decrease of $1.0 million from $18.0 million or 21.9% of net revenue, for fiscal 2007. This decrease was primarily due to a $1.6 million decrease in general/auto liability insurance expense and a $0.4 million Medicare reserve contingency recorded in the prior year, offset by changes in other vehicle and operating expenses, most notably a $0.5 million increase related to fuel costs.

In addition, corporate overhead allocations increased due to higher costs surrounding the prior-year financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Service Code Section 382, the agreement to settle the Board of Directors election contest and partially offset by the allocation of positive actuarial adjustments for our insurance programs previously recorded on a consolidated basis.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	2008	2007	$ Change	% Change
Net revenue
Ambulance services	$91,500	$80,057	$11,443	14.3%
Other services	27,761	25,818	1,943	7.5%

Total net revenue	$119,261	$105,875	$13,386	12.6%

Segment profit	$10,964	$10,681	$283	2.6%
Segment profit margin	9.2%	10.1%
Medical transports	287,385	270,979	16,406	6.1%
Wheelchair transports	16,330	17,696	(1,366)	(7.7%)
Net Medical Transport APC	$287	$264	$23	8.7%
Fire subscriptions at period end	44,319	44,787	(468)	(1.0%)
DSO (1)	37	40	(3)	(7.5%)

(1)	Segment DSO statistics have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to an $11.6 million increase in same service area revenue, a $1.5 million increase related to new contract revenue in Missouri and Tennessee, offset by a $1.7 million decrease related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in fiscal 2008. Same service area revenue included a $6.4 million increase in net medical transport APC, $3.0 million increase in medical transport volume, and $2.3 million increase in ambulance subsidies. The increase in net medical APC was a reflection of improvement in collection rates and changes in service level mix. The increase in medical transport volume was primarily due to growth in our Tennessee and Missouri markets. The decrease in wheelchair transports resulted from an ongoing strategic effort to outsource non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports.

Other services revenue increased due to a $1.4 million increase in master contract revenue primarily related to a new contract in Washington and increased rates associated with industrial and airport contracts.

Payroll and employee benefits

Payroll and employee benefits was $74.3 million, or 62.3% of net revenue for fiscal 2008, compared to $65.6 million, or 61.9% of net revenue, for fiscal 2007. The $8.7 million increase was primarily due to a $6.7 million increase from additional ambulance unit hours to meet more stringent service level requirements and increased transport volume, $1.4 million in annual cost-of-living and base wage rate increases to achieve optimum staffing levels offset by a $1.4 million decrease in workers’ compensation expense.

Operating Expenses

Operating expenses, including general/auto liability expense, for fiscal 2008 were $24.8 million, or 20.8% of net revenue, compared to $23.6 million or 22.3% of net revenue for fiscal 2007. The $1.2 million increase was primarily due to a $1.9 million increase in vehicle and equipment expense and a $0.6 million increase in station expenses, offset by a $0.8 million decrease in general/auto liability insurance claims cost and a $0.4 million Medicare reserve contingency recorded in the prior year and other individually less significant changes in other operating expenses.

In addition, corporate overhead allocations increased due to higher costs surrounding the prior-year financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Service Code Section 382, the agreement to settle the Board of Directors election contest and partially offset by the allocation of positive actuarial adjustments for our insurance programs previously recorded on a consolidated basis.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	2008	2007	$ Change	% Change
Net revenue
Ambulance services	$133,506	$123,409	$10,097	8.2%
Other services	40,794	36,417	4,377	12.0%

Total net revenue	$174,300	$159,826	$14,474	9.1%

Segment profit	$22,308	$13,460	$8,848	65.7%
Segment profit margin	12.8%	8.4%
Medical transports	255,521	242,035	13,486	5.6%
Wheelchair transports	7,375	12,399	(5,024)	(40.5%)
Net Medical Transport APC	$513	$501	$12	2.4%
Fire subscriptions at period end	73,692	71,095	2,597	3.7%
DSO (1)	70	70	—	0.0%

(1)	Segment DSO statistics have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to a $3.0 million increase in net medical APC, a $6.8 million increase in medical transport volume and $0.5 million increase in ambulance subsidies. The increase in net medical APC was a reflection of both improved collection rates and changes in service level mix within the segment, while medical transport growth occurred throughout the Arizona markets. The decrease in wheelchair transports results from an ongoing strategic effort to eliminate transports for which we are not contractually obligated. The increase in other services revenue was primarily due to a $3.3 million increase in fire subscription revenue due to increased fire subscription rates and to a lesser extent, increased subscribers, as well as a $1.2 million increase in master fire contract fees related to rate increases and the conversion of one community from fire subscriptions to a master contract.

Payroll and employee benefits

Payroll and employee benefits was $98.4 million, or 56.5% of net revenue for fiscal 2008, compared to $100.1 million, or 62.6% of net revenue for fiscal 2007. The $1.7 million decrease was primarily due to a $1.0 million decrease in workers’ compensation expense and a $1.1 million positive pension plan actuarial adjustment previously recorded on a consolidated basis, offset by a $0.4 million severance accrual for administrative downsizing.

Operating Expenses

Operating expenses, including general/auto liability costs, for fiscal 2008 were $40.0 million, or 23.0% of net revenue, compared to $37.0 million, or 23.2% of net revenue for fiscal 2007. The $3.0 million increase is primarily due to $1.3 million of increased vehicle and equipment expense, $0.6 million of increased station expense and a $0.5 million increase in general/auto liability insurance claims.

In addition, corporate overhead allocations increased due to higher costs surrounding the prior-year financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Service Code Section 382, the agreement to settle the Board of Directors election contest and partially offset by the allocation of positive actuarial adjustments for our insurance programs previously recorded on a consolidated basis.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	2008	2007	$ Change	% Change
Net revenue
Ambulance services	$103,828	$97,114	$6,714	6.9%
Other services	1,349	1,009	340	33.7%

Total net revenue	$105,177	$98,123	$7,054	7.2%

Segment profit	$3,621	$4,880	$(1,259)	(25.8%)
Segment profit margin	3.4%	5.0%
Medical transports	299,237	290,985	8,252	2.8%
Wheelchair transports	33,584	31,418	2,166	6.9%
Net Medical Transport APC	$303	$290	$13	4.5%
DSO (1)	72	85	(13)	(15.3%)

(1)	Segment DSO statistics have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $3.9 million increase in same service area revenue and $2.8 million in new contract revenue in Washington and California. Same service area revenue included a $3.1 million increase in net medical transport APC, a $0.3 million increase in medical transport volume, and a $0.4 million increase in master ambulance contracts. The increase in the net medical APC was a reflection of a reduction in uncompensated care and a change in service level mix. The increase in medical transport volumes was due to growth in the San Diego, Pacific Northwest and Nebraska markets, offset by a decline in our Colorado market as a result of the University of Colorado hospital system consolidating its campuses and reducing non-emergency transport volume, as well as a decrease in our Florida market. The increase in wheelchair transports reflected the increased volume in the Washington markets related to new contracts providing a compliment of services. The increase in other services revenue was primarily related to evacuation services we provided during the San Diego wildfires in September and October of 2007.

Payroll and employee benefits

Payroll and employee benefits for fiscal 2008 was $59.8 million, or 56.9%, of net revenue, compared to $57.2 million, or 58.3% of net revenue for fiscal 2007. The $2.6 million increase is primarily due to a $2.7 million increase in additional unit hours under new contracts and $0.9 million in annual cost-of-living and base wage increases to achieve optimal staffing levels. These increases were offset by a $1.3 million decrease in workers’ compensation expense.

Operating Expenses

Operating expenses, including general/auto liability costs, for fiscal 2008 were $35.7 million, or 34.0% of net revenue, compared to $32.7 million, or 33.3% of net revenue for fiscal 2007. The $3.0 million increase was primarily due to a $1.8 million increase in vehicle and equipment expense and a $0.7 million increase in professional fees associated with ambulance contract renewals and business development.

In addition, corporate overhead allocations increased due to higher costs surrounding the prior-year financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Service Code Section 382, the agreement to settle the Board of Directors election contest and partially offset by the allocation of positive actuarial adjustments for our insurance programs previously recorded on a consolidated basis.

Critical Accounting Estimates and Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, general liability and workers’ compensation claim reserves and deferred tax asset recoverability. We base our estimates on historical experience and various assumptions we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting estimates and policies as critical to understanding our results of operations. The discussion below is not intended to represent a comprehensive list of our accounting estimates and policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements.

Revenue Recognition

A significant portion of our revenue is generated in the highly regulated and complex healthcare industry. Ambulance services revenue is recognized when services are provided to our patients and are recorded net of estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. We use sophisticated financial models to estimate the provisioning for both contractual allowances and uncompensated care by looking at current service levels, payer mix known at the time of transport and incorporating historical trend information by service area. The evaluation of these data points, along with our interpretation of Medicare, Medicaid and various commercial insurance provider rules and regulations is highly complicated and subjective. If our interpretation or our analysis surrounding historical data is incorrect, revenue could be overstated or understated. For fiscal 2009, a 1% change in our estimate of revenue collectability would impact the Company by $8.4 million.

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

We engage third-party administrators (“TPAs”) to manage claims resulting from our general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews the claim reserves established by the TPAs and engages independent actuaries to assist with the evaluation of the adequacy of its reserves on at least a semi-annual basis. We adjust our claim reserves with an associated charge or credit to expense based on a review of the information contained in the actuary report.

Property and Equipment

We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent a tangible long-lived asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of our gain or loss on the disposal of these assets, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized.

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

Goodwill

Our goodwill balances are reviewed for impairment annually (and at interim periods if events or changes in circumstances indicate that the goodwill may be impaired) using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined by a market approach based on each reporting unit’s estimated discount rate and long-term growth rate and by an income approach based on discounted estimated future cash flows from each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The estimated fair value of our reporting units could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes in our market capitalization. We perform our annual impairment test as of June 30.

Defined Benefit Pension Plan

We have one defined benefit pension plan covering eligible employees of one of our subsidiaries, primarily those covered by collective bargaining agreements. Eligibility is achieved upon the completion of one year of service. Participants become fully vested in their accrued benefit after the completion of five years of service. The amount of benefit is determined using a two-part formula, one of which is based upon compensation and the other which is based upon a flat dollar amount.

We use an actuarial model to estimate our benefit obligation and the associated pension cost. The key assumptions used in this model are the discount rate for the benefit obligation and the expected long-term rate of return on plan assets. The discount rate is derived from a model that applies the spot rates of an expected yield curve to the estimated timing and amount of future benefit payments. A 1% decrease in the discount rate would increase pension cost in the following year by $0.6 million and would increase the projected benefit obligation by $2.2 million. A 1% increase in the discount rate would decrease pension cost in the following year by $0.5 million and would decrease the projected benefit obligation by $1.6 million.

The expected long-term rate of return on plan assets is estimated based upon current plan asset allocation, historical and expected returns on various asset categories and multiple investment scenarios. A 1% increase or decrease in this assumption would affect pension cost in the following year by $0.1 million and would not affect the projected benefit obligation.

Income Taxes

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

We measure and record tax contingency accruals in accordance with accounting principles generally accepted in the United States (“GAAP”) which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized. Prior to July 1, 2007, we recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

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

We have available to us, upon compliance with certain conditions, a $20.0 million revolving credit facility (the “Revolver”), less any letters of credit outstanding under the $10.0 million sub-line with the revolving credit facility. There were no amounts outstanding under the revolving credit facility at June 30, 2009.

Effective March 4, 2010, the Revolver will expire and we will no longer have access to funds available under that facility. Given our cash flow from operations and the lack of usage of the Revolver, we do not believe that loss of access to the Revolver will impact our ability to fund current and future operations.

Cash Flows

The table below summarizes cash flow information for fiscal 2009, 2008 and 2007 (in thousands):

	Years Ended June 30,
	2009	2008	2007
Net cash provided by operating activities	$52,081	$34,821	$29,642
Net cash used in investing activities	(16,646)	(13,231)	(6,271)
Net cash used in financing activities	(14,234)	(11,864)	(20,231)

Operating Activities

The $17.3 million increase in cash flow from operating activities from fiscal 2008 to fiscal 2009 was attributable to a $0.9 million increase in earnings, a $9.9 million increase in non-cash expenses and $6.3 million of net cash inflows resulting in changes in operating assets and liabilities. The increase in non-cash expenses was primarily related to a $6.3 million change in insurance reserves adjustments, an increase of $1.7 million in depreciation and amortization, a $1.2 million increase in accretion of the 12.75% Senior Discount Notes, a $0.8 million increase in minority interest and a $0.2 million increase in stock-based compensation expense partially offset by a $0.3 million decrease in loss on sale of property and equipment. The net cash inflows in operating assets and liabilities was primarily due to a $9.6 million decrease in accounts receivable, a $4.2 million decrease in deferred income taxes, a $2.7 million increase in deferred revenue and a $1.0 million decrease in prepaid expenses offset by a $3.9 million decrease in other liabilities, a $2.9 million decrease in accrued liabilities, a $2.4 million change in other assets, a $0.9 million decrease in accounts payable, a $0.6 million increase in insurance deposits and a $0.4 million increase in inventory.

The $5.2 million increase in cash flow from operating activities from fiscal 2007 to fiscal 2008 was attributable to a $5.1 million increase in earnings, $0.2 million increase in non-cash expenses offset by $0.1 million of net cash outflows resulting from changes in operating assets and liabilities. The increase in non-cash expenses was primarily attributable to a $1.0 million increase in accretion of the 12.75% Senior Discount Notes, a $1.0 million increase in loss on sale of property and equipment offset by a $1.6 million increase in non-cash actuarial insurance claim adjustments compared to prior period. The net cash outflows in operating assets and liabilities was primarily due to a $3.6 million decrease in deferred revenue, a $1.7 million decrease in accounts payable, a $2.9 million increase in accounts receivable offset by a $2.8 million decrease in prepaid expenses and other, a $2.5 million increase in deferred income taxes, a $1.3 million increase in other liabilities and a $1.1 million decrease in other assets.

Investing Activities

The $3.4 million increase in cash used in investing activities from fiscal 2008 to fiscal 2009 was attributable to a $3.4 million increase in capital expenditures.

The $6.9 million increase in cash used for investing activities from fiscal 2007 to fiscal 2008 was attributable to a $6.2 million net decrease in sale of short-term investments and a $0.7 million decrease in proceeds received from the sale of assets.

Financing Activities

The $2.3 million increase in cash used in financing activities from fiscal 2008 to fiscal 2009 was primarily due to a $2.0 million increase in principal payments under the company’s credit facility and a $0.8 million increase in distributions to minority shareholders partially offset by $0.9 million in cash paid for debt issuance costs in fiscal 2008.

The $8.3 million decrease in cash used in financing activities from fiscal 2007 to fiscal 2008 was primarily due to a $9.0 million reduction in principal payments under the company’s credit facility. In addition during fiscal 2008, the company borrowed and repaid $3.8 million under the revolving credit facility.

2005 Credit Facility

Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), maintains senior secured credit facilities (collectively, the “2005 Credit Facility”) in an aggregate amount of up to $190.0 million, comprised of a $135.0 million Term Loan B facility due March 2011 (the “Term Loan B”), a $20.0 million revolving credit facility due March 2010 (the “Revolving Credit Facility”) and a $45.0 million prefunded letter of credit facility (the “Letter of Credit Facility”). In addition, Rural/Metro LLC and its wholly owned subsidiary, Rural/Metro (Delaware) Inc. (“Rural/Metro Inc.”) issued $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and we issued $93.5 million aggregate principal amount at maturity (gross proceeds of $50.2 million) 12.75% senior discount notes due 2016 (the “Senior Discount Notes”). The Senior Subordinated Notes and the Senior Discount Notes were sold in private placement transactions and have been subsequently registered under the Securities Act of 1933, as amended.

From time to time, the 2005 Credit Facility has been amended. Such amendments included modification of certain financial covenants, reduction in Term Loan B interest rate and the expansion of the Letter of Credit Facility. The last amendment to the 2005 Credit Facility was completed on October 11, 2007. This amendment temporarily modified certain covenants and provided us with a waiver of any defaults relating to the restatement and the untimely filing of our Annual Report on Form 10-K for the year ended June 30, 2007.

Debt Covenants

The 2005 Credit Facility, Senior Subordinated Notes and Senior Discount Notes include various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2005 Credit Facility, as amended, requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants that, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities limitations on the Company, as a holding company, and other matters customarily restricted in such agreements.

We were in compliance with all of the covenants under our 2005 Credit Facility at June 30, 2009.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be Achieved at
			September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Debt leverage ratio	< 3.75	3.34	< 3.75	< 3.75	< 3.75	< 3.25
Interest expense coverage ratio	> 2.25	3.05	> 2.25	> 2.25	> 2.25	> 2.50
Fixed charge coverage ratio	> 1.10	1.39	> 1.10	> 1.10	> 1.10	> 1.10
Maintenance capital expenditure (1)	< $27.5 million	$15.8 million	N/A	N/A	N/A	< $30.0 million
New business capital expenditure	< $4.0 million	$0.9 million	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.

Contractual Obligations and Other Commitments

We have certain contractual obligations related to our debt instruments and lease obligations that come due at various times over the periods presented below. In addition we have other commitments in the form of standby letters of credit and performance bonds. The following table illustrates the expiration of our contractual obligations as well as other commitments as of June 30, 2009 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years
12.75% Senior Discount Notes due March 2016	$93,500	$—	$—	$—	$93,500
9.875% Senior Subordinated Notes due March 2015	125,000	—	—	—	125,000
Senior Secured Term Loan B due March 2011	66,000	—	66,000	—	—
Interest payments	148,699	16,718	51,379	48,530	32,072
Purchase obligations	9,564	6,993	2,520	51	—
Operating leases	58,801	12,546	18,662	14,388	13,205
Other debt obligations	578	199	230	149	—

Total contractual cash obligations	$502,142	$36,456	$138,791	$63,118	$263,777

Other Commitments	Amount of Commitment Expiration By Period
Letters of Credit	$42,529	$42,529	$—	$—	$—

Performance bonds	$9,882	$9,882	$—	$—	$—

In the table above, interest payments have been calculated using the following interest assumptions; Senior Discount Notes at 12.75% per year beginning in 2010, Senior Subordinated Notes at 9.875% per year, $66.0 million of the Term Loan B at 3.82% per year, Revolving Credit Facility commitment fee under the 2005 Credit Facility at 0.50% per year, Letter of Credit participation fee at 3.50% plus an administrative fee at 0.15% for a total of 3.65% per year and Letter of Credit fronting fee at 0.125% per year.

In addition, as of June 30, 2009, we had $5.2 million of income taxes payable related to uncertain tax positions. We do not expect to make cash payments related to this liability during the next twelve months. Beyond the next twelve months, timing of cash payments are uncertain and therefore no such payments are reflected in the above table.

We intend to renew letters of credits and performance bonds annually.

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

We provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. In addition, we have entered into indemnification agreements with our directors and certain of our officers. We maintain directors’ and officers’ insurance which should enable us to recover a portion of any future amounts paid.

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

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements filed with this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 3.50% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.50%. Based on current amounts outstanding under the Term Loan B at June 30, 2009, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.7 million. There were no amounts outstanding under our Revolving Credit Facility at June 30, 2009. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure.

Fuel Costs

Changes in the price of diesel fuel can have a material effect on our costs, and we are subject to inflationary pressure principally associated in recent periods with rapid increases in diesel fuel for our ambulances. More than 54% of our ambulance transport revenue for fiscal 2009 was generated from government-funded programs such as Medicare and Medicaid, which do not automatically allow us to offset inflationary cost increases with rate increases. Although we have been successful in offsetting some inflationary fuel costs through operating efficiencies and successfully negotiating rate increases under some of our contracts with third-party insurance payers, there is no assurance that we will be able to offset future increases in fuel costs through similar efficiencies or rate increases. A $1 per gallon increase in the price of diesel fuel would increase our annual fuel expense by approximately $4.0 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rural/Metro Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of changes in stockholder’s equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Rural/Metro Corporation and its subsidiaries at June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Phoenix, AZ

September 9, 2009

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$37,108	$15,907
Accounts receivable, net	64,355	76,131
Inventories	8,535	8,456
Deferred income taxes	25,032	22,263
Prepaid expenses and other	19,895	18,946

Total current assets	154,925	141,703
Property and equipment, net	49,096	46,938
Goodwill	37,700	37,700
Deferred income taxes	41,678	50,773
Insurance deposits	716	989
Other assets	10,840	16,108

Total assets	$294,955	$294,211

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,883	$16,147
Accrued liabilities	57,588	55,139
Deferred revenue	21,585	21,901
Current portion of long-term debt	199	374

Total current liabilities	94,255	93,561
Long-term debt, net of current portion	277,110	279,017
Other liabilities	28,497	29,536

Total liabilities	399,862	402,114

Commitments and contingencies (Note 16)
Minority interest	1,825	1,966

Stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,852,726 and 24,822,726 shares issued and outstanding at June 30, 2009 and 2008, respectively	248	248
Additional paid-in capital	155,187	154,918
Treasury stock, 96,246 shares at both June 30, 2009 and 2008	(1,239)	(1,239)
Accumulated other comprehensive income (loss)	(2,597)	(439)
Accumulated deficit	(258,331)	(263,357)

Total stockholders’ deficit	(106,732)	(109,869)

Total liabilities, minority interest and stockholders’ deficit	$294,955	$294,211

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2009	2008	2007
Net revenue	$498,808	$482,167	$446,064

Operating expenses:
Payroll and employee benefits	309,894	298,395	278,677
Depreciation and amortization	14,588	12,736	11,470
Other operating expenses	117,611	117,523	107,146
General/auto liability insurance expense	11,766	14,421	17,127
(Gain) loss on sale of assets	(551)	(1,386)	48
(Gain) on property insurance settlement	—	(70)	—

Total operating expenses	453,308	441,619	414,468

Operating income	45,500	40,548	31,596
Interest expense	(30,843)	(31,731)	(31,517)
Interest income	324	374	517

Income from continuing operations before income taxes and minority interest	14,981	9,191	596
Income tax provision	(7,427)	(4,674)	(1,215)
Minority interest	(1,609)	(812)	(1,389)

Income (loss) from continuing operations	5,945	3,705	(2,008)
Income (loss) from discontinued operations, net of income taxes	(919)	392	999

Net income (loss)	$5,026	$4,097	$(1,009)

Income (loss) per share
Basic—
Income (loss) from continuing operations	$0.24	$0.15	$(0.08)
Income (loss) from discontinued operations	(0.04)	0.02	0.04

Net income (loss)	$0.20	$0.17	$(0.04)

Diluted—
Income (loss) from continuing operations	$0.24	$0.15	$(0.08)
Income (loss) from discontinued operations	(0.04)	0.01	0.04

Net income (loss)	$0.20	$0.16	$(0.04)

Average number of common shares outstanding—Basic	24,834	24,787	24,604

Average number of common shares outstanding—Diluted	24,915	24,952	24,604

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2006	24,495,518	245	153,955	(1,239)	(253,619)	—	(100,658)
Issuance of common stock due to options exercised under Stock Option Plans	242,208	2	502	—	—	—	504
Tax benefit from options exercised under Stock Option Plans	—	—	327	—	—	—	327
Stock-based compensation benefit	—	—	(7)	—	—	—	(7)
Comprehensive loss, net of tax:
Net loss	—	—	—	—	(1,009)	—	(1,009)

Comprehensive loss							(1,009)

Adjustment to initially adopt SFAS 158, net of tax	—	—	—	—	—	294	294

Balance at June 30, 2007	24,737,726	247	154,777	(1,239)	(254,628)	294	(100,549)
Adjustment due to adoption of FIN 48 (Note 10)	—	—	—	—	(12,826)	—	(12,826)
Issuance of common stock due to options exercised under Stock Option Plans	85,000	1	57	—	—	—	58
Tax benefit from options exercised under Stock Option Plans	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	12	—	—	—	12
Comprehensive income (loss), net of tax:
Net income	—	—	—	—	4,097	—	4,097

Other comprehensive loss, net of tax
Defined benefit pension plan:
Net prior service cost (Note 14)	—	—	—	—	—	(437)	(437)
Net loss	—	—	—	—	—	(296)	(296)

Other comprehensive loss							(733)

Comprehensive income							3,364

Balance at June 30, 2008	24,822,726	$248	$154,918	$(1,239)	$(263,357)	$(439)	$(109,869)
Issuance of common stock due to options exercised under Stock Option Plans	30,000	—	19	—	—	—	19
Tax benefit from options exercised under Stock Option Plans	—	—	9	—	—	—	9
Stock-based compensation expense	—	—	241	—	—	—	241
Comprehensive income (loss), net of tax:
Net income	—	—	—	—	5,026	—	5,026

Other comprehensive loss, net of tax
Defined benefit pension plan:
Net prior service cost (Note 14)	—	—	—	—	—	40	40
Net loss	—	—	—	—	—	(2,198)	(2,198)

Other comprehensive loss							(2,158)

Comprehensive income							2,868

Balance at June 30, 2009	24,852,726	$248	$155,187	$(1,239)	$(258,331)	$(2,597)	$(106,732)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$5,026	$4,097	$(1,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	14,697	12,983	12,132
Non-cash adjustments to insurance claims reserves	(4)	(6,260)	(4,674)
Accretion of 12.75% Senior Discount Notes	9,968	8,809	7,784
Deferred income taxes	7,622	3,493	983
Tax benefit from the exercise of stock options	(9)	(72)	(327)
Amortization of deferred financing costs	2,089	2,105	2,191
(Gain) loss on sale of property and equipment	76	358	(614)
Goodwill impairment	—	—	662
Earnings of minority shareholder	1,609	812	1,389
Stock based compensation expense (benefit)	241	12	(7)
Proceeds from property insurance settlement	—	(70)	—
Change in assets and liabilities—
Accounts receivable	11,776	2,182	5,054
Inventories	(79)	326	46
Prepaid expenses and other	559	(422)	(3,249)
Insurance deposits	273	879	974
Other assets	175	2,532	1,402
Accounts payable	(872)	31	1,728
Accrued liabilities	221	3,106	2,966
Deferred revenue	(316)	(3,058)	515
Other liabilities	(971)	2,978	1,696

Net cash provided by operating activities	52,081	34,821	29,642

Cash flows from investing activities:
Purchases of short-term investments	—	(5,000)	(15,550)
Sales of short-term investments	—	5,000	21,751
Capital expenditures	(16,692)	(13,327)	(13,249)
Proceeds from the sale of property and equipment	46	26	777
Proceeds from property insurance settlement	—	70	—

Net cash used in investing activities	(16,646)	(13,231)	(6,271)

Cash flows from financing activities:
Repayment of debt	(12,512)	(13,987)	(19,036)
Issuance of debt	—	3,800	—
Cash paid for debt issuance costs	—	(857)	(676)
Tax benefit from the exercise of stock options	9	72	327
Issuance of common stock	19	58	504
Distributions to minority shareholders	(1,750)	(950)	(1,350)

Net cash used in financing activities	(14,234)	(11,864)	(20,231)

Increase (decrease) in cash and cash equivalents	21,201	9,726	3,140
Cash and cash equivalents, beginning of year	15,907	6,181	3,041

Cash and cash equivalents, end of year	$37,108	$15,907	$6,181

Supplemental disclosure of non-cash operating activities:
Increase in accumulated deficit, other liabilities and decrease in deferred income taxes upon adoption of FIN 48	$—	$12,826	$—
Increase in other current assets and accrued liabilities for general liability insurance claim	1,508	—	11,565

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$962	$892	$47
Note payable incurred for software licenses	—	396	—

Supplemental cash flow information:
Cash paid for interest	$19,360	$20,890	$22,567
Cash paid for income taxes, net	1,181	1,748	499

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its cash with federally insured institutions and monitors the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographical dispersion.

Reclassifications and Corrections of Financial Information

During the second quarter of fiscal 2009, the Company determined that certain leasehold improvements were being depreciated over useful lives longer than the term of the related leases. During the fourth quarter of fiscal 2009, the Company determined that rental expense for certain operating leases and revenue related to one contract had not been recognized properly. The Company assessed the materiality of these errors on prior periods’ consolidated financial statements and on each quarter of fiscal 2009 in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that these errors were not material to any such periods. Therefore, the cumulative effect of the errors was recorded as an adjustment in the second and fourth quarters of fiscal 2009. The effect of these adjustments to the Consolidated Statement of Operations for the year ended June 30, 2009 was to increase net revenue by $0.1 million, to increase operating expenses by $0.3 million and to decrease net income by $0.1 million. The adjustment did not impact income (loss) from discontinued operations. There was no associated net impact on the Statement of Cash Flows for the year ended June 30, 2009.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain financial information relating to prior years has been reclassified to conform to the current year presentation, including reclassifications related to discontinued operations.

Net Revenue

Ambulance services revenue is recognized when services are provided and are recorded net of estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. Such contractual allowances applicable to continuing operations totaled $323.9 million, $298.6 million and $276.0 million in fiscal 2009, 2008 and 2007, respectively, and estimates for uncompensated care, which totaled $120.0 million, $119.5 million and $111.5 million in fiscal 2009, 2008 and 2007, respectively, are reflected as reductions to revenue in the accompanying consolidated statement of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents. Under the Company’s cash management practices, outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s bank accounts to cover the outstanding amount and a legally enforceable right of offset exists. Where there is no legally enforceable right of offset against cash balances and a form of overdraft protection does not exist, outstanding checks are classified as accounts payable within the consolidated balance sheet and the change in the related balances is reflected in operating activities on the consolidated statement of cash flows. Overdraft balances of $1.6 million were included in accounts payable in the Company’s consolidated balance sheets at June 30, 2008. There were no overdraft balances included in accounts payable in the Company’s consolidated balance sheets at June 30, 2009.

Allowance for Uncompensated Care

Accounts receivable represent amounts due from customers and are recorded at the time that the Company’s services are provided. Accounts receivable balances are presented net of both estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and estimates for uncompensated care. Estimates for uncompensated care are based on historical collection trends, credit risk assessments applicable to certain types of payers and other relevant information. Accounts receivable are written-off against the allowance for uncompensated care when the Company has determined the balance will not be collected. A summary of activity in the Company’s allowance for uncompensated care during fiscal 2009 and 2008 is as follows (in thousands):

	As of June 30,
	2009	2008	2007
Balance at beginning of year	$80,737	$75,429	$71,199
Provision for uncompensated care—continuing operations	119,831	119,604	111,795
Provision for uncompensated care—discontinued operations	133	1,916	5,615
Write-offs of uncollectible accounts	(149,010)	(116,212)	(113,180)

Balance at end of year	$51,691	$80,737	$75,429

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories, which consist of medical and fleet supplies, are stated at the lower of cost or market value. Cost is determined on a first in, first-out basis.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and is depreciated over the estimated useful lives using the straight-line method. Equipment and vehicles are depreciated over three to twelve years and buildings are depreciated over ten to thirty years. Leasehold improvements are capitalized and depreciated using the straight-line method over the shorter of the contractual lease terms or the estimated useful lives. Depreciation expense from continuing operations was $14.4 million, $12.5 million and $11.3 million in fiscal 2009, 2008 and 2007, respectively. Maintenance and repairs which do not improve or extend the life of assets are expensed as incurred. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, is recognized in income as realized.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or whenever events or changes in circumstances make it likely that impairment may have occurred. The Company performs its annual goodwill two-step impairment test as of the end of its fiscal year. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets including goodwill. The fair value of a reporting unit is determined by a market approach based on each reporting unit’s estimated discount rate and long-term growth rate and by an income approach based on discounted estimated future cash flows from each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The calculation of fair value is subject to judgments and estimates about future events. The estimated fair value of our reporting units could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes in the market capitalization of the Company. Based on the results of the impairment test performed as of June 30, 2009, no adjustment to goodwill was recorded. Additionally, there were no events or changes in circumstances that indicated that impairment was more likely than not.

The Company recognized an impairment loss of approximately $0.7 million in fiscal 2007. The loss recognized in 2007 was classified within the results of discontinued operations in the fiscal 2007 consolidated statement of operations. See Note 4 to the consolidated financial statements.

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

Earnings per Share

Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, stock appreciation rights and restricted stock units.

Share-based Compensation

Share-based compensation expense is based on the grant-date fair value of the share-based award and the estimated number of awards that are expected to vest. That expense is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). SFAS 167 changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS 167 is effective for annual periods beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 in fiscal 2011. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS revises guidance on accounting and reporting for transfers of financial assets. SFAS 166 is effective for the first annual report period after November 15, 2009. Accordingly, the Company will adopt SFAS 166 in fiscal year 2011. The Company is currently evaluating the impact of SFAS 166 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted SFAS 165 in the fourth quarter of fiscal 2009. See Note 23 to the consolidated financial statements for disclosures required by SFAS 165.

In April 2009, the FASB issued three new FASB Staff Positions (“FSP”), all of which impact the accounting and disclosure related to certain financial instruments. FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset of Liability Have Significantly Decreased and Identifying Transactions

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

That Are Not Orderly (“FSP No. FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. All three FSPs were effective for interim and annual periods ending after June 15, 2009. The Company adopted all three FSPs in the fourth quarter of fiscal 2009 which did not have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FSP No. SFAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132R-1”). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. Accordingly, the Company intends to adopt FSP SFAS 132R-1 in fiscal 2010. The Company is currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements and related disclosures.

In December 2008, the FASB issued FSP No. SFAS 140-4 and FASB Interpretation (“FIN”) 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP SFAS 140-4 and FIN 46R-8”). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the Company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after December 15, 2008. The Company adopted FSP SFAS 140-4 and FIN 46R-8 in the second quarter of fiscal 2009. See Note 20 to the consolidated financial statements for details on the adoption of and disclosures required by FSP SFAS 140-4 and FIN 46R-8.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) establishes accounting standards for all transactions or other events in which an entity obtains control of one or more businesses. In April 2009, the FASB issued FSP FAS 141(R)-1 (“FSP FAS 141(R)-1”), which amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is fiscal 2010 and therefore will apply to any business combinations the Company might enter into after June 30, 2009.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(2)	Sale of Accounts Receivable

The Company has entered into transactions to sell certain of its previously written-off self pay accounts receivables to an unrelated third party. The Company accounted for each transaction as a sale. The resulting gains were equal to proceeds received because the Company had previously removed the receivables from the balance sheet upon concluding they would not be collected. Income from continuing operations and loss from discontinued operations for the fiscal year ended June 30, 2009 includes $0.6 million and $17,000, respectively, of gains recognized in connection with these sales. Income from continuing operations and income from

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discontinued operations for the fiscal year ended June 30, 2008 includes $1.8 million and $0.3 million, respectively, of gains recognized in connection with these sales. There were no such sales in fiscal 2007. The gains associated with the Company’s continuing operations are included within (gain) loss on sale of assets in the consolidated statement of operations. The proceeds received in connection with these transactions are a component of cash provided by operating activities in the consolidated statements of cash flows.

(3)	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of June 30,
	2009	2008
Equipment	$67,716	$63,837
Vehicles	94,179	90,154
Land and buildings	16,389	16,423
Leasehold improvements	5,718	5,707

	184,002	176,121
Less: Accumulated depreciation	(134,906)	(129,183)

	$49,096	$46,938

(4)	Goodwill

The following table presents changes in the carrying amount of goodwill during fiscal 2009, 2008 and 2007 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Balance at June 30, 2006	10,281	2,849	25,073	159	38,362
Impairment write-down	—	(662)	—	—	(662)

Balance at June 30, 2007	10,281	2,187	25,073	159	37,700
Impairment write-down	—	—	—	—	—

Balance at June 30, 2008	10,281	2,187	25,073	159	37,700
Impairment write-down	—	—	—	—	—

Balance at June 30, 2009	$10,281	$2,187	$25,073	$159	$37,700

During the first quarter of fiscal 2008, the Company determined that certain characteristics of its Georgia operations were more similar to the characteristics of operations residing in the Company’s South segment. Accordingly, the Company reorganized its operating segments and Georgia, formerly included in the Mid-Atlantic segment is now included in the South segment. As a result of this change, a goodwill balance of $2.2 million for prior periods pertaining to Georgia has been reclassified from the Mid-Atlantic segment to the South segment to conform to the current segment designations.

The Company recognized a goodwill impairment charge totaling $0.7 million in fiscal 2007 in the South segment as a result of the discontinuation of all ambulance services in Milton, Florida, effective July 31, 2007. These charges are included in the income (loss) from discontinued operations in the consolidated statements of operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Other Assets

Other assets consist of the following (in thousands):

	As of June 30,
	2009	2008
Debt issuance costs (see Note 9)	$5,930	$8,019
Accounts receivable from insurers (see Note 8)	2,758	3,522
Deposits	1,219	1,649
Prepaid pension benefit cost (see Note 14)	—	1,516
Intangible assets, net	550	764
Retention bonus	383	638

Total other assets	$10,840	$16,108

Intangible assets primarily consist of non-compete agreements. The changes in the carrying amount of intangible assets are as follows (in thousands):

	As of June 30,
	2009	2008
Balance at beginning of year	$764	$980
Amortization	(214)	(216)

Balance at end of year	$550	$764

Intangible assets are presented net of accumulated amortization, which was $1.0 million and $0.8 million at June 30, 2009 and 2008, respectively.

During fiscal 2005, the Company capitalized $1.5 million related to a non-compete agreement with its Chief Executive Officer (“CEO”) which is being amortized on a straight-line basis over the seven year term of the agreement.

The following table shows the expected amortization of intangible assets for each of the fiscal years ending June 30 (in thousands):

2010	$215
2011	215
2012	109
2013	1
Thereafter	10

$550

The Company entered into an employment agreement with its CEO, under which the CEO was paid a retention bonus which is subject to repayment through December 2010 should the Company terminate his employment with cause or should the CEO terminate his employment without good reason. The unamortized balance at June 30, 2009 and 2008, which is included in other non-current assets, was $0.4 million and $0.6 million, respectively, and is being amortized ratably over the term of the agreement.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of June 30,
	2009	2008
Accrued employee benefits	$13,665	$13,614
Accrued payroll and taxes	8,248	7,023
Accrued interest	4,476	5,050
General/auto liability related liabilities (see Note 8)	17,596	16,499
Workers’ compensation related liabilities (see Note 8)	5,460	4,207
Severance	1,060	1,102
Other	7,083	7,644

Total accrued liabilities	$57,588	$55,139

(7)	Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30,
	2009	2008
General/auto liability related liabilities (see Note 8)	$11,659	$13,162
Workers’ compensation related liabilities (see Note 8)	7,443	7,036
Deferred revenue	1,308	1,381
Deferred rent	2,191	1,734
Pension benefit liability (see Note 14)	656	—
Income taxes payable	5,240	6,223

Total other liabilities	$28,497	$29,536

(8)	General/Auto Liability and Workers’ Compensation Insurance Programs

The Company carries a broad range of insurance policies, including workers’ compensation, general/auto liability, property, professional and other lines of coverage in order to minimize the risk of loss due to accident, injury, automobile and professional liability claims resulting from our operations, and to comply with certain legal and contractual requirements,.

The Company retains certain levels of exposure in its general/auto liability and workers’ compensation programs and purchases coverage from third-party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for claims, both reported and incurred but not reported, on a gross basis. A receivable is recognized for amounts expected to be recovered from insurers in excess of the retention limits. The Company regularly evaluates the financial capacity of its insurers to assess the recoverability of the receivable.

The Company engages third-party administrators (“TPAs”) to manage general/auto liability and workers’ compensation claims. The TPAs estimate a loss reserve at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Semi-annually, or in interim periods if events or changes in circumstances indicate additional evaluation is necessary, management engages independent actuaries to assist with estimating its claim reserves based on loss reserve estimates provided by the TPAs. The Company adjusts its claim reserves with an associated increase or decrease to expense as new information on the underlying claims is obtained.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company’s workers’ compensation and general/auto liability insurers require the Company to post collateral to support future expected claim payments. The Company has provided letters of credit as collateral to support retention limits. These letters of credit, issued primarily under the Credit Facility and discussed in Note 9 to the consolidated financial statements, totaled $42.2 million and $44.2 million at June 30, 2009 and 2008, respectively.

General/Auto Liability

A summary of activity in the Company’s general/auto liability claim reserves and related receivable from insurers is as follows (in thousands):

	Gross Claim Reserves	Receivables from Insurers	Net General/ Auto Related Liabilities
Balance June 30, 2007	30,640	15,334	15,306
Provision charged to general/auto liability insurance	7,486	—	7,486
Claim payments	(6,320)	—	(6,320)
Actuarial adjustment	(1,335)	—	(1,335)
Decrease in estimated recoverable claims	(810)	(810)	—

Balance June 30, 2008	29,661	14,524	15,137
Provision charged to general/auto liability insurance	5,290	—	5,290
Claim payments	(4,706)	—	(4,706)
Actuarial adjustment	(2,498)	(775)	(1,723)
Increase in estimated recoverable claims	1,508	1,508	—

Balance June 30, 2009	$29,255	$15,257	$13,998

The classification of general/auto liability related amounts in the consolidated balance sheets as of June 30, 2009 and 2008 is as follows (in thousands):

	As of June 30,
	2009	2008
Receivables from insurers included in prepaid expenses and other	$13,074	$11,565
Receivables from insurers included in other assets	2,183	2,959

Total general/auto liability related assets	15,257	14,524

Claims reserves included in accrued liabilities	17,596	16,499
Claims reserves included in other liabilities	11,659	13,162

Total general/auto liability related liabilities	29,255	29,661

Net general/auto liability related liabilities	$13,998	$15,137

In 2004, an individual filed suit against the Company for injuries that were allegedly sustained as a result of negligence on the part of the Company. In 2007, a jury awarded the plaintiff compensatory damages of $12.1 million. The Company has filed a motion to appeal. The Company is covered under an automobile liability insurance program and maintains excess insurance with coverage limits in excess of the award, for the related policy year. The Company has recorded an additional liability and an offsetting receivable representing the recoverable insurance amount of $13.1 million and $11.6 million, respectively at June 30, 2009 and 2008, representing the award and accrued interest on the award. The liability has been classified as a component of accrued liabilities and the offsetting receivable has been classified as a component of prepaid expenses and other on the consolidated balance sheets.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Workers’ Compensation

A summary of activity in the Company’s workers’ compensation claim related reserves, deposits and premium asset/liabilities is as follows (in thousands):

	Gross Claims Reserves and Premium Liabilities	Receivables from Insurers and Deposits	Net Workers’ Compensation Related Liabilities
Balance June 30, 2007	$11,811	$4,258	$7,553
Provision charged to payroll and employee benefits	7,729	—	7,729
Net, premium refunds	426	(1,871)	2,297
Claim payments	(3,311)	157	(3,468)
Actuarial adjustment	(5,454)	(529)	(4,925)
Increase in estimated recoverable claims	42	42	—

Balance June 30, 2008	11,243	2,057	9,186
Provision charged to payroll and employee benefits	5,829	—	5,829
Claim payments	(5,899)	—	(5,899)
Actuarial adjustment	1,730	12	1,718
Decrease in estimated recoverable claims	—	(439)	439

Balance June 30, 2009	$12,903	$1,630	$11,273

The classification of workers’ compensation related amounts in the consolidated balance sheets as of June 30, 2009 and 2008 is as follows (in thousands):

	As of June 30,
	2009	2008
Receivables from insurers included in other assets	$575	$563
Insurance deposits included in prepaid expenses and other	339	505
Insurance deposits	716	989

Total workers’ compensation related assets	1,630	2,057

Claims reserves and premium liabilities included in accrued liabilities	5,460	4,207
Claims reserves included in other liabilities	7,443	7,036

Total workers’ compensation related liabilities	12,903	11,243

Net workers’ compensation related liabilities	$11,273	$9,186

The Company has a per-occurrence self-insured retention for the policy periods which cover May 2005 through April 2010. The Company’s aggregate retention limit for those periods is unlimited. For policy years prior to May 2002, policies also included a per-occurrence retention with no annual aggregate limit. For the policy periods May 2002 through May 2005, the Company purchased a first dollar coverage program with a retrospectively rated endorsement whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts.

The Company determined that the policies for the policy years ended April 30, 2003 and 2004 effectively transferred the risk of loss to the insurer. As a result, the cost applicable to those policy years consisted entirely

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the related premium expense and no related claim reserves are recorded. However, the Company has recorded an estimated premium receivable/liability, based on estimates provided by an independent actuary, for subsequent premium adjustments. For these policy years at June 30, 2009 and 2008, the Company had recorded premium liabilities of $1.0 million and $0.6 million, respectively.

For the policy year ended April 30, 2005, the Company determined that the risk of loss was not effectively transferred to the insurer. As a result, the Company recorded a deposit for amounts paid to the insurer during the policy period in excess of the identified premiums along with a corresponding insurance claim reserve. These amounts are periodically revalued as claims are paid under the policy. As of June 30, 2009 and 2008, the Company’s deposit balances for this policy year were $1.1 million and $1.5 million, respectively. At June 30, 2009 and 2008, the claim reserves for this policy year were $0.9 million and $1.3 million, respectively.

The Company has issued a letter of credit, which totaled $2.3 million at both June 30, 2009 and 2008 to cover any remaining claims on the policy periods 1992 to 2001.

Legion

During fiscal 2002, the Company purchased certain portions of its workers’ compensation coverage from Legion Insurance Company (“Legion”). Legion required assurances that the Company would fund its related retention obligations, which were estimated by Legion to approximate $6.2 million. The Company provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (“Mutual”), a Legion affiliate. That policy required the Company to deposit $6.2 million with Mutual and required Mutual to utilize such funds to satisfy the Company’s retention obligations under the Legion policy.

On July 25, 2003, the Pennsylvania Insurance Department placed Legion into liquidation. In January 2003, the Commonwealth Court of Pennsylvania (the “Court”) ordered the Legion liquidator and Mutual to establish segregated trust accounts to be funded by cash deposits held by Mutual for the benefit of individual insureds, such as the Company. It is the Company’s understanding that the Legion liquidator and Mutual continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. Under Act 46, the Legion liquidator is required to first utilize the cash deposits available with Mutual before attempting to collect any amounts from the Company. Based on the information currently available, the Company believes that the amounts on deposit with Mutual are fully recoverable and will either be returned to the Company or used to pay claims on its behalf. In the event that the Company or the Legion liquidator are unable to access the funds on deposit with Mutual, the Company may be required to fund the related workers’ compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. In fiscal 2003 and 2004, the Legion liquidator ordered the Company’s TPA to forward all workers’ compensation claims related to fiscal year 2002 to the state guaranty funds that will be administering these claims. Since these claims are not in the Company’s control, it may not be able to obtain current information as to the settlement of these claims and to the use of their deposits to satisfy these claims. The Company has a net receivable totaling $0.5 million at both June 30, 2009 and 2008 related to this policy year.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)	Long-Term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	As of June 30,
	2009	2008
Senior Secured Term Loan B due March 2011	$66,000	$78,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	85,731	75,763
Other obligations, at varying rates from 5.90% to 14.64%, due through 2014	578	628

Long-term debt	277,309	279,391
Less: Current maturities	(199)	(374)

Long-term debt, net of current maturities	$277,110	$279,017

Debt Maturities

Aggregate annual maturities on long-term debt as of June 30, 2009 for each of the fiscal years ending June 30 are as follows (in thousands):

2010	$199
2011	66,111
2012	119
2013	122
2014	27
Thereafter	218,500

Gross principal	285,078
Less: Senior discount note accretion	(7,769)

Total debt at June 30, 2009	$277,309

At June 30, 2009, the Company had outstanding letters of credit which mature during the next twelve months totaling $42.5 million, of which $42.2 million support general/auto liability and workers’ compensation insurance programs.

2005 Credit Facility

In March 2005, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”) entered into the 2005 Credit Facility, which provides for a $135.0 million Term Loan B facility maturing in 2011, a $35.0 million Letter of Credit Facility maturing in 2011, which the Company expanded to a $45.0 million Letter of Credit Facility and a $20.0 million Revolving Credit Facility maturing in March 2010, each of which is described below.

Term Loan B

The Term Loan B bears interest at LIBOR plus 3.50% or, at Rural/Metro LLC’s option, the Alternate Base Rate (ABR), as defined in the 2005 Credit Facility, plus 2.50%. In the case of the LIBOR option, whereby the contract

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Term Loan B is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. As of June 30, 2009, the $66.0 million entire outstanding balance was under a LIBOR option one-month contract accruing interest at 3.8175% per annum.

The Term Loan B requires an annual principal payment of 1.0% of the original loan amount, payable quarterly. Based on principal payments already made, the Company has satisfied its obligation with respect to this requirement through March 2011. Additionally, annual principal payments equal to 75% of the fiscal year-end excess cash flow, as defined in the 2005 Credit Facility, are due on September 30th of each year.

During fiscal 2009 and fiscal 2008, the Company made principal payments on its Term Loan B totaling $12.0 million and $10.0 million, respectively. In addition, the Company made a $10.0 million principal payment on September 9, 2009 (see Note 22). These payments satisfy the excess cash flow sweep requirement under the Term Loan B facility as of September 2009.

Rural/Metro LLC capitalized $5.4 million of expenses associated with the Term Loan B and is amortizing these costs to interest expense over the term of the agreement. Deferred financing costs of $0.2 million were written-off in relation to each of the $12.0 million and $10.0 million principal payments in fiscal 2009 and fiscal 2008, respectively. Unamortized deferred financing costs related to Term Loan B were $0.9 million and $1.7 million at June 30, 2009 and 2008, respectively.

Revolving Credit Facility

The Revolving Credit Facility includes a letter of credit sub-line whereby $10.0 million of the $20.0 million total facility can be utilized to issue letters of credit. The Revolving Credit Facility bears interest on all amounts drawn against the line at LIBOR plus 3.50% or, at Rural/Metro LLC’s option, the ABR plus 2.50%. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Revolving Credit Facility is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. A commitment fee of 0.50% is payable on the total undrawn revolving commitment, plus a fronting fee of 0.25% on any letter of credit issued under the sub-line, payable at the end of each quarter. Principal payments prior to maturity are not required. Expenses associated with the Revolving Credit Facility of $0.9 million were capitalized and are being amortized to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Revolving Credit Facility were $0.2 million and $0.4 million at June 30, 2009 and 2008, respectively. There were no amounts outstanding under the Revolving Credit Facility at June 30, 2009.

Letter of Credit Facility

The Letter of Credit Facility is available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors. The Letter of Credit Facility bears a participation fee of 3.50% plus an administrative fee of 0.15% for a total of 3.65% per annum on the total facility payable quarterly. In addition, Rural/Metro LLC pays a fronting fee of 0.125% per annum on issued letters of credit payable quarterly. Rural/Metro LLC capitalized expenses associated with the Letter of Credit Facility of $1.7 million and is amortizing these costs to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Letter of Credit Facility were $0.6 million and $0.9 million at June 30, 2009 and 2008, respectively. At June 30, 2009, $41.8 million of the available Letter of Credit Facility balance was utilized primarily in support of the Company’s insurance programs.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Terms

The 2005 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which among other things limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities limitations on the Company, as a holding company, and other matters customarily restricted in such agreements. Rural/Metro LLC and its subsidiaries were in compliance with these covenants as of June 30, 2009.

Indebtedness under the 2005 Credit Facility is guaranteed by the Company and each of Rural/Metro LLC’s current and future direct and indirect subsidiaries (the “Guarantors”) and is secured by a lien on substantially all of Rural/Metro LLC’s and the Guarantors’ current and future property, including all equity interests in Rural/Metro LLC and its current subsidiaries.

Credit Facility Amendments

Prior to October 2007, the Company executed five amendments to the 2005 Credit Facility. These amendments included modification of certain financial covenants, a reduction in the Term Loan B interest rate and the expansion of the Letter of Credit facility.

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

9.875% Senior Subordinated Notes

In March 2005, the Company’s wholly owned subsidiaries, Rural/Metro LLC and Rural/Metro Inc. (collectively referred to as the “Senior Subordinated Notes Issuers”), completed the private placement of the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on September 15 and March 15. The Senior Subordinated Notes have been registered under the Securities Act of 1933, as amended.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Costs related to this issuance totaling $5.3 million were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes. Unamortized deferred financing costs related to the Senior Subordinated Notes were $3.0 million and $3.5 million at June 30, 2009 and 2008, respectively.

12.75% Senior Discount Notes

In March 2005, Rural/Metro Corporation completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. While interest will accrue prior to March 15, 2010, cash interest payments will not be due until September 15, 2010. The Senior Discount Notes had an initial accreted value of $536.99 per $1,000 principal amount at maturity. The accreted value will increase from the date of issuance until March 15, 2010 at a rate of 12.75% per annum compounded semiannually such that the accreted value will equal the principal amount at maturity of each Senior Discount Note on that date. The accreted value of the Senior Discount Notes was $85.7 million at June 30, 2009 and $75.8 million at June 30, 2008. The Senior Discount Notes have been registered under the Securities Act of 1933, as amended.

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

The Company capitalized costs totaling $2.2 million related to this issuance and is amortizing these costs to interest expense over the term of the Senior Discount Notes. Unamortized deferred financing costs related to the Senior Discount Notes were $1.3 million and $1.5 million at June 30, 2009 and 2008, respectively.

Other Terms

The Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends on the Company’s capital stock or repurchase the Company’s capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, sell certain assets or merge with or into other companies, purchase fixed assets and prepay certain other indebtedness. The Company was in compliance with these covenants as of June 30, 2009.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Income Taxes

The following table shows the components of the income tax (provision) benefit from total operations (in thousands):

	Years ended June 30,
	2009	2008	2007
Current income tax provision	$738	$(1,413)	$(811)
Deferred income tax provision	(7,622)	(3,493)	(942)

Total income tax provision	$(6,884)	$(4,906)	$(1,753)

Continuing operations provision	$(7,427)	$(4,674)	$(1,215)
Discontinued operations (provision) benefit	543	(232)	(538)

Total income tax provision	$(6,884)	$(4,906)	$(1,753)

The following table shows the components of the income tax (provision) benefit applicable to continuing operations (in thousands):

	Years ended June 30,
	2009	2008	2007
Current:
Federal	$319	$(305)	$(3)
State	349	(1,076)	(778)

Total	668	(1,381)	(781)

Deferred:
Federal	(6,145)	(3,110)	(86)
State	(1,950)	(183)	(348)

Total	(8,095)	(3,293)	(434)

Total income tax provision	$(7,427)	$(4,674)	$(1,215)

The income tax (provision) benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes and minority interest as follows (in thousands):

	Years ended June 30,
	2009	2008	2007
Federal income tax provision at statutory rate	$(5,243)	$(3,217)	$(208)
State taxes, net of federal tax benefit	(2,330)	(1,369)	(831)
Wage tax credits	970	—	—
Change in valuation allowance	449	—	—
Disallowed interest on Senior Discount Notes	(624)	(551)	(486)
Executive compensation	(807)	(691)	(158)
Change in reserve estimates	(158)	1,067	232
Minority interest	563	284	486
Meals and entertainment	(88)	(71)	(54)
Legislative expenses	(157)	(114)	(151)
Goodwill impairment	—	—	(43)
Other, net	(2)	(12)	(2)

Total income tax provision	$(7,427)	$(4,674)	$(1,215)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Company’s deferred tax assets and liabilities (in thousands):

	As of June 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$33,561	$37,723
Tax credit carryforwards	2,136	1,791
Capital loss carryforwards	—	20,411
Insurance claim reserves	10,545	11,135
Estimate for uncompensated care	12,000	18,133
Settlements	1,433	1,193
Compensation and benefits	2,149	2,866
Deferred revenue	1,511	1,691
Interest expense	10,964	8,079
Joint venture interest	482	677
Other	4,138	2,839

Deferred tax assets	78,919	106,538

Deferred tax liabilities:
Accelerated depreciation and amortization	(4,678)	(3,078)

Deferred tax liabilities	(4,678)	(3,078)

Net deferred tax assets before valuation allowance	74,241	103,460
Less: valuation allowance	(7,531)	(30,424)

Net deferred tax asset	$66,710	$73,036

The Company primarily recognizes deferred income tax expense as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As of June 30, 2009, the Company’s net operating loss carryforwards for certain significant taxing jurisdictions have either been fully utilized or have expired. As a result, current state income tax expense has increased relative to prior years.

As of June 30, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $72.9 million, which expire in 2014-2024 and state net operating loss carryforwards of approximately $198.3 million, which expire in 2009-2028. The Company had minimum tax credit carryforwards of $1.9 million for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent that regular tax exceeds the alternative minimum tax in any given year. The Company also had Federal General Business Credit carryforwards of $0.3 million which expire in 2026-2028.

As required by GAAP, management assesses the recoverability of the Company’s deferred tax assets on a regular basis and records a valuation allowance for any such assets where recoverability is determined to be unlikely. The Company’s evaluation of its valuation allowance against certain state deferred tax assets resulted in a release of the valuation allowance for two states. The Company has determined that realization of these deferred tax assets is more likely than not based on past results, projected future results, and the tax laws of these jurisdictions. The valuation allowance release resulted in a benefit of $0.4 million for fiscal 2009. The Company maintains a valuation allowance of $7.5 million for those net operating loss carryforwards that management currently expects will expire prior to utilization.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to Internal Revenue Code Section 382, if the Company underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by the Company’s NOL generated prior to the ownership change. If an ownership change were to occur, the Company may be unable to use a significant portion of its NOL to offset taxable income.

The income tax provision for fiscal 2009 reflects a $1.0 million benefit for wage tax credits recorded in the fourth quarter. These credits relate to the Company’s participation in Federal and state wage tax incentive programs in the state of New York from 2002 to 2008.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 resulted in a $12.8 million cumulative effect adjustment to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $34.1 million, $30.4 million of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of June 30, 2009, the Company had unrecognized tax benefits totaling approximately $34.1 million, $30.5 million of which would favorably impact the Company’s effective tax rate if subsequently recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended June 30,
	2009	2008
Unrecognized tax benefits balance at beginning of fiscal year	$34,111	$34,075
Additions for tax positions taken in current periods	70	18
Additions for tax positions taken in prior periods	—	713
Reductions for tax positions taken in current periods	(5)	—
Reductions for tax positions taken in prior periods	(20)	(694)
Reductions for lapses of statute of limitations	(57)	(1)

Unrecognized tax benefits balance at end of fiscal year	$34,099	$34,111

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2009 and 2008 were approximately $0.5 million. Approximately $0.1 million of interest and penalties were recorded for both the years ended June 30, 2009 and 2008, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company anticipates a reduction of $0.1 million in the total amount of unrecognized tax benefits during the next twelve months as a result of the lapsing of the statute of limitations related to a state tax position.

(11)	Preferred Stock

As of June 30, 2009 and 2008, there were 2,000,000 shares of preferred stock, par value $0.01 per share, authorized, none of which were issued and outstanding.

(12)	Shareholder Rights Plan

On August 24, 2005, the Company entered into a shareholder rights plan to replace the previous plan that expired on August 23, 2005. The shareholder rights plan provides for one right to be attached to each share of common stock of the Company. Each right entitles the registered holder to purchase a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $45 per Unit, subject to adjustment. The rights will become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company’s common stock, or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. Subsequently, on March 19, 2009, the Company amended the shareholder rights plan to change the beneficial ownership at which the shareholder rights plan is triggered to 10%.

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

(13)	Share-based Compensation

2008 Incentive Stock Plan

In March 2008 the Company’s stockholders approved the 2008 Incentive Stock Plan (the “2008 Plan”) which provides for the award of up to 1.0 million shares of the Company’s common stock to employees, executive officers and non-employee directors. Awards may be made in different forms including options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). Options and SARs are subject to a minimum vesting period of not less than one year from the grant date. Generally awards other than options and SARs are subject to a minimum vesting period of not less than three years from the grant date. As of June 30, 2009, there were 624,500 shares available under the 2008 Plan.

In August 2008, pursuant to the 2008 Plan, the Company granted 162,500 RSUs to employees of the Company. The RSUs have a fair value of $1.99 per unit. Vesting of the RSUs is based on continued service, certain

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance metrics and a time based vesting schedule. The grant date fair value of the RSUs is amortized over a graded schedule with the first tranche amortized over the period between the grant date and the expected date the performance condition will be satisfied, and the remaining tranches amortized over the period between the grant date and the vesting date for each tranche.

In December 2008, the Company granted 39,000 RSUs to the non-employee members of the Board of Directors of the Company with a grant date fair value of $1.79 per unit. Subject to continued service, the RSUs vest in three installments upon the date of the Company’s annual meeting of stockholders following fiscal years 2009 through 2011. The grant date fair value of the RSUs is being amortized on a straight-line basis over the vesting period.

The following table summarizes the RSU activity in the 2008 Plan as of June 30, 2009:

	Year Ended June 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at beginning of year	49,500	$2.15
Granted	201,500	$1.95
Vested	(15,000)	$2.15
Forfeited	(19,000)	$1.99

Nonvested at end of year	217,000	$1.98	2.1 years	$553,350

The Company issued 15,000 shares of its common stock for the fiscal year ended June 30, 2009 in connection with RSUs which vested. The Company satisfies RSUs vested by authorizing its transfer agent to issue new shares after confirming that all requisite service periods and performance measures have been attained. The total intrinsic value of RSUs vested during the fiscal year ended June 30, 2009 was $38,000. The Company recognized negligible income tax benefits associated with the vesting of RSUs for the fiscal year 2009.

As of June 30, 2009, there was approximately $0.3 million of total unrecognized compensation cost related to nonvested RSUs granted under the 2008 Plan which is expected to be recognized over a weighted-average period of 2.1 years.

In August 2008, pursuant to the 2008 Plan, the Company granted 162,500 SARs to employees of the Company. The SARs have an exercise price of $1.99, which is equal to the closing price of the Company’s common stock on the grant date and a weighted average fair value of $1.03 per share as determined using the Black-Scholes option pricing model with the following assumptions:

Weighted average expected term	6.1 years
Weighted average risk free interest rate	3.43%
Dividend yield	0%
Volatility	75%

The weighted average expected term of 6.1 years is the weighted average of 7 years for executive participants and 5 years for non-executive participants. The 7 year and 5 year expected terms are based on expected exercise behavior of the two groups. The weighted average risk free interest rate is the weighted average of 3.57% for executive participants and 3.27% for non-executive participants and is based on the Daily Treasury Yield Curve

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rates on the grant date. The dividend yield of 0% is based on the Company’s expectation that it will not pay dividends in the future. Volatility was calculated based on an average of actual volatility of the Company’s common stock over the past seven years.

The SARs are subject to continued service, and vest over three years and have contractual terms of seven years from the grant date. The grant date fair value of the SARs is amortized on a straight-line basis over the vesting period.

As of June 30, 2009, there was approximately $0.1 million of total unrecognized compensation cost related to nonvested SARs granted under the 2008 Plan which is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes the SAR activity in the 2008 Plan as of June 30, 2009:

	Year Ended June 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at beginning of year	—	—
Granted	162,500	$1.03
Vested	—	—
Forfeited	(19,000)	$1.02

Nonvested at end of year	143,500	$1.03	6.1 years	$80,360

The following table shows share-based compensation expense under the 2008 Plan (in thousands):

	Years Ended June 30,
	2009	2008	2007
Share-based compensation expense:
Non-employee director RSUs	$51	$12	$—
Employee RSUs	147	—	—
SARs	43	—	—

Total share-based compensation expense	$241	$12	$—

Refer to Note 22, “Subsequent Events”, for information regarding share-based awards granted after June 30, 2009.

2000 Non-Qualified Stock Option Plan

The Company’s 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the 2000 Plan was 2.0 million. As of June 30, 2009, 1.4 million options had been exercised and 0.1 million options remain outstanding under the 2000 Plan. In November 2007, the 2000 Plan was modified to provide that no future option grants will be made pursuant to the 2000 Plan unless the Company’s stockholders approve an amendment to the 2000 Plan to permit future option grants.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1992 Stock Option Plan

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in November 1992 and expired November 5, 2002. The 1992 Plan provided for the granting of up to 6.0 million options to acquire common stock of the Company as well as the granting of common stock, stock appreciation rights or other cash awards. As of June 30, 2009, 2.8 million options had been exercised and 0.5 million options remain outstanding under the 1992 Plan. Options under the 1992 Plan were granted as incentive stock options or non-qualified stock options.

All options granted under the 1992 Plan and the 2000 Plan through June 30, 2009 have exercise prices equal to the fair market value of the Company’s stock on the date of grant. Options granted under both plans have a 10 year contractual term. Shares issued upon option exercise consist of authorized but unissued shares of the Company’s common stock.

The following table summarizes stock option activity in the 1992 Plan and the 2000 Plan as of June 30, 2009:

	Year Ended June 30, 2009
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of year	957,672	$4.30
Granted	—	—
Expired or terminated	(325,147)	$7.33
Exercised	(15,000)	$1.30

Options outstanding at end of year	617,525	$2.78	1.5 years	$511,629

Options exercisable at end of year	617,525	$2.78	1.5 years	$511,629
Options available for grant at end of year	—

The table below summarizes information related to stock option exercises for fiscal 2009, 2008 and 2007 (in thousands, except shares):

	Years Ended June 30,
	2009	2008	2007
Shares of common stock issued for stock option exercises	15,000	85,000	242,208
Cash proceeds from stock option exercises (in thousands)	$19	$58	$504
Income tax benefits recognized from stock option exercises (in thousands)	$9	$72	$327
Total intrinsic value of stock options exercised (in thousands)	$18	$194	$1,257

The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder.

(14)	Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan (“401(k) Plan”) covering eligible employees. The 401(k) Plan allows employees to contribute a portion of their compensation on a pre-tax basis in accordance with plan and statutory rules. The Company matches a percentage of the employee’s contributions according to the 401(k) Plan rules. Contributions for non-union employees are at made at the Company’s discretion. The match may be made in the Company’s common stock at the Company’s discretion and subject to plan terms. The Company may also make discretionary profit sharing contributions subject to the 401(k) Plan terms. Company contributions vest

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over time according to the terms of the 401(k) Plan. During fiscal 2009, subsidiary plans for two additional unions were added to the 401(k) Plan. Their addition to the 401(k) Plan is not expected to have a material effect on the Company’s expense for matching contributions.

Matching contributions of $2.1 million, $1.9 million and $1.8 million were made for the 401(k) Plan during fiscal 2009, 2008 and 2007, respectively. The contributions expense was recorded as payroll and employee benefits expense in the Consolidated Statements of Operations. The Company’s matching contribution liability was $2.7 million and $2.5 million at June 30, 2009 and 2008, respectively. The Company did not provide matching in its common stock or contribute discretionary profit sharing during fiscal 2009, 2008, or 2007.

Defined Benefit Pension Plan

Effective July 1, 2004, the Company established a defined benefit pension plan (the “Pension Plan”) covering eligible employees of one of its subsidiaries, primarily those covered by collective bargaining arrangements. Eligibility is achieved upon the completion of one year of service. Participants become fully vested in their accrued benefit after the completion of five years of service. The amount of benefit is determined using a two-part formula, one of which is based upon compensation and the other which is based upon a flat dollar amount.

The Company’s general funding policy is to make annual contributions to the Pension Plan as required by the Employee Retirement Income Security Act (“ERISA”). Contributions by the Company during fiscal 2009 and 2008 totaled $2.2 million and $2.5 million, respectively.

The following table shows a reconciliation of changes in the Pension Plan’s benefit obligation and plan assets for the years ended June 30, 2009 and 2008 (in thousands):

	Years Ended June 30,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$5,231	$3,006
Service cost	1,079	1,732
Interest cost	358	207
Plan participants’ contributions	10	22
Benefits paid	(10)	(27)
Administrative expenses paid	(19)	(13)
Plan change	—	711
Actuarial (gain) loss	1,376	(407)

Benefit obligation at end of year	8,025	5,231

Change in plan assets:
Fair value of plan assets at beginning of year	6,747	4,723
Actual return on plan assets	(1,544)	(439)
Employer contributions	2,185	2,481
Benefits paid	(10)	(27)
Administrative expenses paid	(19)	(13)
Plan participants’ contributions	10	22

Fair value of plan assets at end of year	7,369	6,747

Funded status at end of year	$(656)	$1,516

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheets totaling $0.7 million at June 30, 2009 were classified as noncurrent liabilities and $1.5 million at June 30, 2008 were classified as noncurrent assets.

Amounts in accumulated other comprehensive income (loss) before income taxes that have not been recognized as net periodic benefit cost at June 30, 2009 and 2008 consist of (in thousands):

	Years Ended June 30,
	2009	2008
Net loss	$3,512	$3
Prior service cost	647	711

	$4,159	$714

The accumulated benefit obligation for the Pension Plan was $6.6 million and $4.6 million at June 30, 2009 and June 30, 2008, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007
Net periodic benefit cost
Service cost	$1,079	$1,733	$1,477
Interest cost	358	207	92
Expected return on plan assets	(589)	(449)	(237)
Amortization of net prior service cost	64	—	—
Amortization of net (gain) loss	—	—	(7)

Net periodic benefit cost	$912	$1,491	$1,325

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net loss (gain)	$3,509	$480
Prior service cost (a)	(64)	711

Total recognized in other comprehensive (income) loss (b),(c)	$3,445	$1,191

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$4,357	$2,682

(a)	On July 1, 2008, the Company amended the Pension Plan to change the benefit formula for eligible participants. This change resulted in the recognition of $0.7 million of prior service costs, which are reported as an adjustment to other comprehensive (income) loss.
(b)	In the Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss), the adjustments to accumulated other comprehensive income (loss) in fiscal 2008 were net of an income tax benefit of $0.5 million consisting of a $0.3 million tax benefit relating to the prior service cost and a $0.2 million tax benefit relating to the net loss.
(c)	In the Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss), the adjustments to accumulated other comprehensive income (loss) in fiscal 2009 were net of an income tax benefit of $1.3 million consisting of a $24,000 tax provision relating to the prior service cost and a $1.3 million tax benefit relating to the net loss.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The prior service cost for the Pension Plan and the net loss on plan assets that will be amortized from accumulated other comprehensive income (loss) into periodic benefit cost in fiscal 2010 are $0.1 million and $0.3 million, respectively.

The assumptions used to determine the Company’s benefit obligation as of June 30, 2009 and 2008 were:

	2009	2008
Discount rate	6.17%	6.86%
Rate of increase in compensation levels	4.00%	4.00%

The assumptions used to determine the Company’s net periodic benefit cost for fiscal 2009, 2008 and 2007 were:

	2009	2008	2007
Discount rate	6.86%	6.26%	6.48%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%

Assumed discount rates were determined by applying the spot rates underlying the Citigroup Pension Discount Curve to the plan’s anticipated cash flows. A level rate was calculated that when compounded annually produced the same present value as the result of the spot rate calculation above, with an adjustment to reflect a provision for expenses. The resulting adjusted level rate is the discount rate.

In developing the expected long-term rate of return assumption, management evaluated input from an independent actuary, including their expectations of asset class return expectations and long-term inflation assumptions.

The Company’s Pension Plan assets at June 30, 2009 and 2008 by asset category are shown below.

	2009	2008
Asset allocation:
Equity securities	59.8%	58.0%
Debt securities	33.9%	33.9%
Real estate	6.3%	8.1%

Total	100.0%	100.0%

The Company invests in a diversified portfolio to ensure that adverse or unexpected results from a security class will not have a detrimental impact on the entire portfolio. The portfolio is diversified by asset type, performance and risk characteristics and number of investments. Asset classes and ranges considered appropriate for investment of the Pension Plan’s assets are determined by the Pension Plan’s investment committee. The asset classes include domestic and foreign equities, emerging market equities, domestic and foreign investment grade and high-yield bonds and domestic real estate.

The Company expects to contribute approximately $2.0 million to the plan during fiscal 2010.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future benefit payments expected to be made from plan assets are summarized below by fiscal year (in thousands):

Expected benefit payments:
2010	$12
2011	16
2012	21
2013	98
2014	191
2015-2019	1,764

(15)	Earnings per Share

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

A reconciliation of the weighted-average number of shares outstanding utilized in the basic and diluted income (loss) from continuing operations per share computations is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2009	2008	2007
Income (loss) from continuing operations	$5,945	$3,705	$(2,008)

Average number of shares outstanding—Basic	24,834	24,787	24,604
Add: Incremental shares for:
Dilutive effect of stock options	81	165	—

Average number of shares outstanding—Diluted	24,915	24,952	24,604

Income (loss) from continuing operations per share—Basic	$0.24	$0.15	$(0.08)

Income (loss) from continuing operations per share—Diluted	$0.24	$0.15	$(0.08)

For the fiscal years ended June 30, 2009 and June 30, 2008, 0.1 million and 0.4 million shares of common stock underlying stock options, respectively, were excluded from consideration for the earnings per share computation because such options had exercise prices in excess of the average market price of the Company’s common stock during the respective period and, therefore would have had an antidilutive effect. For the fiscal year ended June 30, 2007, no shares of common stock underlying stock options were included in the computation of income per share assuming dilution because there was a loss from continuing operations.

(16)	Commitments and Contingencies

Performance Bonds

Certain counties, municipalities, and fire districts require the Company to provide a performance bond or other assurance of financial or performance responsibility. The Company may also be required by law to post a performance bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has performance bonds that are renewable annually. The Company had $9.9 million of performance bonds outstanding as of June 30, 2009.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Company leases various facilities and equipment under operating lease agreements. Rental expense charged to continuing operations under these leases (including leases with terms of less than one year) was $15.7 million, $14.1 million and $12.7 million in fiscal 2009, 2008 and 2007, respectively.

Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

2010	$12,546
2011	10,118
2012	8,544
2013	7,680
2014	6,708
Thereafter	13,205

$58,801

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

The Company and its subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. In addition, the Company has entered into indemnification agreements with its directors and certain officers of the Company. The Company maintains directors’ and officers’ insurance, which should enable it to recover a portion of any future amounts paid.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company disagrees with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a counteroffer of $2.4 million in exchange for a full release relating to the government’s allegations. During fiscal 2009, the Company recorded charges of $0.8 million to continuing operations and $0.4 million to discontinued operations, as a portion of this matter relates to the Company’s discontinued operation in Marion, Ohio. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate Integrity Agreement or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time it is not possible to predict the ultimate conclusion of this investigation.

In fiscal 2007, the Company negotiated a settlement in connection with the U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute related to the Company’s discontinued operations in the State of Texas. Specifically, that certain of the Company’s contracts with medical facilities in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. In connection with the settlement of the matter, the Company entered into a Corporate Integrity Agreement (“CIA”), which is effective for a period of five years, beginning April 18, 2007. Pursuant to the CIA, the Company is required to maintain a compliance program that includes, among other things, the appointment of a compliance officer and committee; the training of employees nationwide; enhancing procedures relating to certain of our contracting processes, including tracking contractual arrangements; review by an independent review organization; and reporting of certain reportable events.

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

The U.S. government reviewed reimbursement levels for certain patients in the Company’s Washington D.C. operations, which were discontinued during fiscal 2004. Specifically, the government alleged that certain services were not reimbursed at the appropriate level of service based on documentation reviewed by the U.S. government. Although the Company denies any liability with respect to the claims, the Company settled the matter with the U.S. government in June 2008 pursuant to which the Company paid $1.0 million in five installments ending December 30, 2008.

The Company believes that reserves established for specific contingencies of $2.4 million and $1.9 million as of June 30, 2009 and 2008, respectively, are adequate based on information currently available. The specific contingencies at June 30, 2009 primarily include the Ohio matter discussed above. The specific contingencies at June 30, 2008 primarily include $1.3 million for the Ohio matter discussed above and $0.6 million for the Washington D.C. matter discussed above. During fiscal 2008, the Company made full payment on the remaining $1.4 million Texas obligation and the $0.6 million associated with the level of service review. In addition, during fiscal 2008, the Company made a $0.3 million payment on the Washington D.C. matter.

(17)	Fair Value Measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•

Level 2: Observable inputs other than quoted prices substantiated by market data and observable, either directly or indirectly for the asset or liability. This includes quoted prices for similar assets or liabilities in active markets.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate the related fair values due to the short-term maturities of these assets and liabilities.

The fair value of the Senior Subordinated Notes and the Senior Discount Notes were determined by reported market transaction prices closest to June 30, 2009 and 2008 (Level 2). The fair value of the Term Loan B as of June 30, 2009 and 2008 was based on the quoted market ask price for the loan (Level 2).

The following is a comparison of the fair value and recorded value of the Company’s long-term debt (in thousands):

	As of June 30,
	2009		2008
	Fair Value	Recorded Value	Fair Value	Recorded Value
Senior Secured Term Loan B due March 2011	$64,680	$66,000	$75,270	$78,000
9.875% Senior Subordinated Notes due March 2015	111,250	125,000	114,375	125,000
12.75% Senior Discount Notes due March 2016	61,726	85,731	64,515	75,763

(18)	Segment Reporting

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

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, North Dakota, Oregon (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Utah, Washington

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

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, including goodwill impairment, interest expense (income), income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only. Segment asset information is not used by the Company’s chief operating decision maker in assessing segment performance.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes segment information for fiscal 2009, 2008 and 2007:

	Mid-Atlantic	South	Southwest	West	Total
Year ended June 30, 2009
Net revenues from external customers;
Ambulance services	$82,515	$104,375	$130,983	$105,488	$423,361
Other services (1)	3,896	29,261	40,905	1,385	75,447

Total net revenue	$86,411	$133,636	$171,888	$106,873	$498,808

Segment profit	$19,297	$11,552	$24,070	$5,169	$60,088
Year ended June 30, 2008
Net revenues from external customers;
Ambulance services	$79,592	$91,500	$133,506	$103,828	$408,426
Other services (1)	3,837	27,761	40,794	1,349	73,741

Total net revenue	$83,429	$119,261	$174,300	$105,177	$482,167

Segment profit	$16,391	$10,964	$22,308	$3,621	$53,284
Year ended June 30, 2007
Net revenues from external customers;
Ambulance services	$78,494	$80,057	$123,409	$97,114	$379,074
Other services (1)	3,746	25,818	36,417	1,009	66,990

Total net revenue	$82,240	$105,875	$159,826	$98,123	$446,064

Segment profit	$14,045	$10,681	$13,460	$4,880	$43,066

(1)	Other services consists of revenue generated from fire protection services; including master fire contract and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Years Ended June 30,
	2009	2008	2007
Segment profit	$60,088	$53,284	$43,066
Depreciation and amortization	(14,588)	(12,736)	(11,470)
Interest expense	(30,843)	(31,731)	(31,517)
Interest income	324	374	517

Income from continuing operations before income taxes and minority interest	$14,981	$9,191	$596

(19)	Discontinued Operations

During fiscal 2009, the Company made the decision to exit three ambulance services markets in Roswell, New Mexico and Marion and Columbus, Ohio. Because the operations in these markets are considered separate components of the Company as defined by GAAP, their results of operations are reported within income from discontinued operations in the consolidated statements of operations for fiscal 2009, 2008 and 2007. Although the decision to exit these markets occurred in fiscal 2009, the consolidated statements of operations for fiscal 2008 and 2007 have been recast to reflect these operations as discontinued.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the recurring revenues and expenses associated with operations classified as discontinued, the Company recognized certain non-recurring pre-tax gains and losses during fiscal 2009, 2008 and 2007 as described below.

•

As discussed in Note 2, during fiscal 2009, the Company recognized gains of $0.6 million on the sale of certain previously written-off self pay accounts receivables of which $17,000 was included within income (loss) from discontinued operations for fiscal 2009.

•

As discussed in Note 2, during fiscal 2008, the Company recognized gains of $2.1 million on the sale of certain previously written-off self pay accounts receivables of which $0.3 million was included within income (loss) from discontinued operations for fiscal 2008. The gains associated with discontinued operations were allocated to the Company’s Mid-Atlantic, South, Southwest and West segments and were $14,000, $186,000, $31,000 and $86,000, respectively.

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

	Years Ended June 30,
	2009	2008	2007
Net revenue:
Mid-Atlantic	$1,640	$3,825	$3,889
South	53	1,396	5,671
Southwest	166	3,994	11,983
West	3	94	—

Net revenue from discontinued operations	$1,862	$9,309	$21,543

	Years Ended June 30,
	2009	2008	2007
Income (loss):
Mid-Atlantic	$(735)	$(9)	$25
South	(36)	(220)	85
Southwest	(149)	510	897
West	1	111	(8)

Income (loss) from discontinued operations	$(919)	$392	$999

Income from discontinued operations is presented net of income tax provision/(benefit) of ($0.5) million, $0.2 million and $0.5 million for fiscal 2009, 2008 and 2007, respectively.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)	Variable Interest Entities

GAAP requires a company to consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (“VIE”). GAAP provides guidance as to the definition of a VIE and requires that such VIEs be consolidated if the interest in the entity has certain characteristics including: voting rights not proportional to ownership and the right to receive the majority of expected residual returns or the requirement to absorb a majority of the expected losses. Additionally, the party exposed to the majority of the risks and rewards is the entity’s primary beneficiary, and the primary beneficiary must consolidate the entity.

In 2003, the Company determined that its investment in San Diego Medical Services Enterprise, LLC (“SDSME”), the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that the Company is the primary beneficiary. The determination was made because:

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

Accordingly, the Company’s investment in SDMSE must be consolidated under GAAP. The Company began consolidating SDSME during the fiscal year ended June 30, 2003 based on its analysis and restated prior periods as allowed under GAAP.

The Company believes, based on the historical financial performance of SDSME, that the probability is remote that SDSME’s losses will exceed the cumulative threshold and require the Company to absorb 100% of the additional losses.

The assets held by SDSME are generally not available for use by the Company. SDSME’s operations are financed from cash flows from operations.

Under GAAP, the Company must reassess the VIE status if there are changes in the entity’s capital structure and/or in its activities or assets. The status of SDSME as a VIE has not changed since the Company’s fiscal 2003 analysis.

(21)	Condensed Consolidating Financial Information

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

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Notes Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, SDSME, which is consolidated in accordance with GAAP. Certain financial information relating to prior years has been reclassified to conform to the current year presentation, including reclassifications related to discontinued operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2009

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$35,434	$1,674	$—	$37,108	$—	$37,108
Accounts receivable, net	—	—	—	57,116	7,239	—	64,355	—	64,355
Inventories	—	—	—	8,535	—	—	8,535	—	8,535
Deferred income taxes	—	—	—	25,032	—	—	25,032	—	25,032
Prepaid expenses and other	—	—	—	19,895	—	—	19,895	—	19,895

Total current assets	—	—	—	146,012	8,913	—	154,925	—	154,925
Property and equipment, net	—	—	—	48,896	200	—	49,096	—	49,096
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	41,678	—	—	41,678	—	41,678
Insurance deposits	—	—	—	716	—	—	716	—	716
Other assets	1,313	4,617	—	4,910	—	—	9,527	—	10,840
Due from (to) affiliates (1)	—	40,195	125,000	(36,423)	(3,772)	(125,000)	—	—	—
Due from (to) Parent Company	(57,471)	57,471	—	—	—	—	57,471	—	—
LLC investment in subsidiaries	—	128,350	—	—	—	(128,350)	—	—	—
Parent Company investment in LLC	35,157	—	—	—	—	—	—	(35,157)	—

Total assets	$(21,001)	$230,633	$125,000	$243,489	$5,341	$(253,350)	$351,113	$(35,157)	$294,955

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$13,567	$1,316	$—	$14,883	$—	$14,883
Accrued liabilities	—	4,476	—	52,744	368	—	57,588	—	57,588
Deferred revenue	—	—	—	21,576	9	—	21,585	—	21,585
Current portion of long-term debt	—	—	—	199	—	—	199	—	199

Total current liabilities	—	4,476	—	88,086	1,693	—	94,255	—	94,255

Long-term debt, net of current portion (1)	85,731	191,000	125,000	379	—	(125,000)	191,379	—	277,110
Other liabilities	—	—	—	28,497	—	—	28,497	—	28,497

Total liabilities	85,731	195,476	125,000	116,962	1,693	(125,000)	314,131	—	399,862

Minority interest	—	—	—	—	—	1,825	1,825	—	1,825

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF JUNE 30, 2009

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	155,187	—	—	74,770	20	(74,790)	—	—	155,187
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive income (loss)	(2,597)	—	—	—	—	—	—	—	(2,597)
Accumulated deficit	(258,331)	—	—	51,667	3,628	(55,295)	—	—	(258,331)
Member equity	—	35,157	—	—	—	—	35,157	(35,157)	—

Total stockholders’ equity (deficit)	(106,732)	35,157	—	126,527	3,648	(130,175)	35,157	(35,157)	(106,732)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(21,001)	$230,633	$125,000	$243,489	$5,341	$(253,350)	$351,113	$(35,157)	$294,955

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at June 30, 2009 consists of equity and due to affiliates totaling an amount equal to $100.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF JUNE 30, 2008

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
	Parent	Rural/Metro LLC	Rural/Metro Inc.
Stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	154,918	—	—	74,770	20	(74,790)	—	—	154,918
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive income	(439)	—	—	—	—	—	—	—	(439)
Accumulated deficit	(263,357)	—	—	17,489	3,909	(21,398)	—	—	(263,357)
Member equity	—	19,719	—	—	—	—	19,719	(19,719)	—

Total stockholders’ equity (deficit)	(109,869)	19,719	—	92,349	3,929	(96,278)	19,719	(19,719)	(109,869)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(34,106)	$227,769	$125,000	$208,416	$6,163	$(219,312)	$348,036	$(19,719)	$294,211

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2009

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$484,267	$45,547	$(31,006)	$498,808	$—	$498,808
Operating expenses:
Payroll and employee benefits	190	—	—	309,579	125	—	309,704	—	309,894
Depreciation and amortization	—	—	—	14,588	—	—	14,588	—	14,588
Other operating expenses	51	—	—	106,218	42,348	(31,006)	117,560	—	117,611
General/auto liability insurance expense	—	—	—	11,728	38	—	11,766	—	11,766
(Gain) on sale of assets	—	—	—	(414)	(137)	—	(551)	—	(551)

Total operating expenses	241	—	—	441,699	42,374	(31,006)	453,067	—	453,308

Operating income	(241)	—	—	42,568	3,173	—	45,741	—	45,500
Equity in earnings of subsidiaries	15,438	35,787	—	—	—	(35,787)	—	(15,438)	—
Interest expense (1)	(10,171)	(20,349)	—	(323)	—	—	(20,672)	—	(30,843)
Interest income	—	—	—	279	45	—	324	—	324

Income from continuing operations before income taxes and minority interest	5,026	15,438	—	42,524	3,218	(35,787)	25,393	(15,438)	14,981
Income tax provision	—	—	—	(7,427)	—	—	(7,427)	—	(7,427)
Minority interest	—	—	—	—	—	(1,609)	(1,609)	—	(1,609)

Income from continuing operations	5,026	15,438	—	35,097	3,218	(37,396)	16,357	(15,438)	5,945
Loss from discontinued operations, net of income taxes	—	—	—	(919)	—	—	(919)	—	(919)

Net income	$5,026	$15,438	$—	$34,178	$3,218	$(37,396)	$15,438	$(15,438)	$5,026

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2008

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
	Parent	Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$468,468	$43,776	$(30,077)	$482,167	$—	$482,167
Operating expenses:
Payroll and employee benefits	—	—	—	298,285	110	—	298,395	—	298,395
Depreciation and amortization	—	—	—	12,735	1	—	12,736	—	12,736
Other operating expenses	12	—	—	105,632	41,956	(30,077)	117,511	—	117,523
General/auto liability insurance expense	—	—	—	14,323	98	—	14,421	—	14,421
(Gain) on sale of assets	—	—	—	(1,386)	—	—	(1,386)	—	(1,386)
(Gain) on property insurance settlement	—	—	—	(70)	—	—	(70)	—	(70)

Total operating expenses	12	—	—	429,519	42,165	(30,077)	441,607	—	441,619

Operating income	(12)	—	—	38,949	1,611	—	40,560	—	40,548
Equity in earnings of subsidiaries	13,121	35,674	—	—	—	(35,674)	—	(13,121)	—
Interest expense (1)	(9,012)	(22,553)	—	(166)	—	—	(22,719)	—	(31,731)
Interest income	—	—	—	360	14	—	374	—	374

Income from continuing operations before income taxes and minority interest	4,097	13,121	—	39,143	1,625	(35,674)	18,215	(13,121)	9,191
Income tax provision	—	—	—	(4,674)	—	—	(4,674)	—	(4,674)
Minority interest	—	—	—	—	—	(812)	(812)	—	(812)

Income from continuing operations	4,097	13,121	—	34,469	1,625	(36,486)	12,729	(13,121)	3,705
Loss from discontinued operations, net of income taxes	—	—	—	392	—	—	392	—	392

Net income	$4,097	$13,121	$—	$34,861	$1,625	$(36,486)	$13,121	$(13,121)	$4,097

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2007

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$432,186	$40,934	$(27,056)	$446,064	$—	$446,064
Operating expenses:
Payroll and employee benefits	(7)	—	—	278,591	93	—	278,684	—	278,677
Depreciation and amortization	—	—	—	11,468	2	—	11,470	—	11,470
Other operating expenses	—	—	—	96,313	37,889	(27,056)	107,146	—	107,146
General/auto liability insurance expense	—	—	—	16,904	223	—	17,127	—	17,127
Loss on sale of assets	—	—	—	48	—	—	48	—	48

Total operating expenses	(7)	—	—	403,324	38,207	(27,056)	414,475	—	414,468

Operating income	7	—	—	28,862	2,727	—	31,589	—	31,596
Equity in earnings of subsidiaries	6,967	30,304	—	—	—	(30,304)	—	(6,967)	—
Interest expense (1)	(7,983)	(23,337)	—	(197)	—	—	(23,534)	—	(31,517)
Interest income	—	—	—	467	50	—	517	—	517

Income from continuing operations before income taxes and minority interest	(1,009)	6,967	—	29,132	2,777	(30,304)	8,572	(6,967)	596
Income tax provision	—	—	—	(1,215)	—	—	(1,215)	—	(1,215)
Minority interest	—	—	—	—	—	(1,389)	(1,389)	—	(1,389)

Loss from continuing operations	(1,009)	6,967	—	27,917	2,777	(31,693)	5,968	(6,967)	(2,008)
Income from discontinued operations, net of income taxes	—	—	—	999	—	—	999	—	999

Net loss	$(1,009)	$6,967	$—	$28,916	$2,777	$(31,693)	$6,967	$(6,967)	$(1,009)

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2009

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$5,026	$15,438	$—	$34,178	$3,218	$(37,396)	$15,438	$(15,438)	$5,026
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	—	14,696	1	—	14,697	—	14,697
Non-cash adjustments to insurance claims reserves	—	—	—	340	(344)	—	(4)	—	(4)
Accretion of 12.75% Senior Discount Notes	9,968	—	—	—	—	—	—	—	9,968
Deferred income taxes	—	—	—	7,622	—	—	7,622	—	7,622
Tax benefit from the exercise of stock options	(9)	—	—	—	—	—	—	—	(9)
Amortization of deferred financing costs	197	1,892	—	—	—	—	1,892	—	2,089
Loss on sale of property and equipment	—	—	—	76	—	—	76	—	76
Earnings of minority shareholder	—	—	—	—	—	1,609	1,609	—	1,609
Stock based compensation expense	241	—	—	—	—	—	—	—	241
Changes in assets and liabilities—
Accounts receivable	—	—	—	11,167	609	—	11,776	—	11,776
Inventories	—	—	—	(79)	—	—	(79)	—	(79)
Prepaid expenses and other	—	—	—	559	—	—	559	—	559
Insurance deposits	—	—	—	273	—	—	273	—	273
Other assets	—	—	—	(350)	525	—	175	—	175
Accounts payable	—	—	—	(313)	(559)	—	(872)	—	(872)
Accrued liabilities	—	(574)	—	442	353	—	221	—	221
Deferred revenue	—	—	—	(325)	9	—	(316)	—	(316)
Other liabilities	—	—	—	(971)	—	—	(971)	—	(971)

Net cash provided by operating activities	15,423	16,756	—	67,315	3,812	(35,787)	52,096	(15,438)	52,081

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED JUNE 30, 2009

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from investing activities:
Capital expenditures	—	—	—	(16,692)	—	—	(16,692)	—	(16,692)
Proceeds from the sale of property and equipment	—	—	—	46	—	—	46	—	46

Net cash used in investing activities	—	—	—	(16,646)	—	—	(16,646)	—	(16,646)

Cash flows from financing activities:
Repayment of debt	—	(12,000)	—	(512)	—	—	(12,512)	—	(12,512)
Tax benefit from the exercise of stock options	9	—	—	—	—	—	—	—	9
Issuance of common stock	19	—	—	—	—	—	—	—	19
Distributions to minority shareholders	—	—	—	—	(1,750)	—	(1,750)	—	(1,750)
Distributions to Rural/Metro LLC	—	1,750	—	—	(1,750)	—	—	—	—
Due to/from affiliates	(15,451)	(6,506)	—	(29,877)	609	35,787	13	15,438	—

Net cash used in financing activities	(15,423)	(16,756)	—	(30,389)	(2,891)	35,787	(14,249)	15,438	(14,234)

Increase in cash and cash equivalents	—	—	—	20,280	921	—	21,201	—	21,201
Cash and cash equivalents, beginning of year	—	—	—	15,154	753	—	15,907	—	15,907

Cash and cash equivalents, end of year	$—	$—	$—	$35,434	$1,674	$—	$37,108	$—	$37,108

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2008

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$4,097	$13,121	$—	$34,861	$1,625	$(36,486)	$13,121	$(13,121)	$4,097
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	—	—	—	12,982	1	—	12,983	—	12,983
Non-cash adjustments to insurance claims reserves	—	—	—	(5,828)	(432)	—	(6,260)	—	(6,260)
Accretion of 12.75% Senior Discount Notes	8,809	—	—	—	—	—	—	—	8,809
Deferred income taxes	—	—	—	3,493	—	—	3,493	—	3,493
Tax benefit from the exercise of stock options	(72)	—	—	—	—	—	—	—	(72)
Amortization of deferred financing costs	197	1,908	—	—	—	—	1,908	—	2,105
(Gain) on sale of property and equipment	—	—	—	358	—	—	358	—	358
Goodwill impairment	—	—	—	—	—	812	812	—	812
Earnings of minority shareholder	12	—	—	—	—	—	—	—	12
Stock based compensation benefit	—	—	—	(70)	—	—	(70)	—	(70)
Changes in assets and liabilities—
Accounts receivable	—	—	—	2,094	88	—	2,182	—	2,182
Inventories	—	—	—	326	—	—	326	—	326
Prepaid expenses and other	—	—	—	(422)	—	—	(422)	—	(422)
Insurance deposits	—	—	—	879	—	—	879	—	879
Other assets	—	—	—	2,532	—	—	2,532	—	2,532
Accounts payable	—	—	—	(466)	497	—	31	—	31
Accrued liabilities	—	(71)	—	2,950	227	—	3,106	—	3,106
Deferred revenue	—	—	—	(3,058)	—	—	(3,058)	—	(3,058)
Other liabilities	—	—	—	2,978	—	—	2,978	—	2,978

Net cash provided by operating activities	13,043	14,958	—	53,609	2,006	(35,674)	34,899	(13,121)	34,821

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2007

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net loss	$(1,009)	$6,967	$—	$28,916	$2,777	$(31,693)	$6,967	$(6,967)	$(1,009)
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	—	12,130	2	—	12,132	—	12,132
Non-cash adjustments to insurance claims reserves	—	—	—	(4,674)	—	—	(4,674)	—	(4,674)
Accretion of 12.75% Senior Discount Notes	7,784	—	—	—	—	—	—	—	7,784
Deferred income taxes	—	—	—	983	—	—	983	—	983
Tax benefit from the exercise of stock options	(327)	—	—	—	—	—	—	—	(327)
Amortization of deferred financing costs	197	1,994	—	—	—	—	1,994	—	2,191
(Gain) on sale of property and equipment	—	—	—	(614)	—	—	(614)	—	(614)
Goodwill impairment	—	—	—	662	—	—	662	—	662
Earnings of minority shareholder	—	—	—	—	—	1,389	1,389	—	1,389
Stock based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Changes in assets and liabilities—
Accounts receivable	—	—	—	6,227	(1,173)	—	5,054	—	5,054
Inventories	—	—	—	46	—	—	46	—	46
Prepaid expenses and other	—	71	—	(3,324)	4	—	(3,249)	—	(3,249)
Insurance deposits	—	—	—	974	—	—	974	—	974
Other assets	—	—	—	1,402	—	—	1,402	—	1,402
Accounts payable	—	—	—	1,577	151	—	1,728	—	1,728
Accrued liabilities	—	(101)	—	2,958	109	—	2,966	—	2,966
Deferred revenue	—	—	—	515	—	—	515	—	515
Other liabilities	—	—	—	1,696	—	—	1,696	—	1,696

Net cash provided by operating activities	6,638	8,931	—	49,474	1,870	(30,304)	29,971	(6,967)	29,642

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(15,550)	—	—	(15,550)	—	(15,550)
Sales of short term investments	—	—	—	21,751	—	—	21,751	—	21,751
Capital expenditures	—	—	—	(13,249)	—	—	(13,249)	—	(13,249)
Proceeds from the sale of property and equipment	—	—	—	777	—	—	777	—	777

Net cash used in investing activities	—	—	—	(6,271)	—	—	(6,271)	—	(6,271)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED JUNE 30, 2007

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from financing activities:
Repayment of debt	—	(19,000)	—	(36)	—	—	(19,036)	—	(19,036)
Cash paid for debt issuance costs	—	(676)	—	—	—	—	(676)	—	(676)
Tax benefit from the exercise of stock options	327	—	—	—	—	—	—	—	327
Issuance of common stock	504	—	—	—	—	—	—	—	504
Distributions to minority shareholders	—	—	—	—	(1,350)	—	(1,350)	—	(1,350)
Distributions to Rural/Metro LLC	—	1,350	—	—	(1,350)	—	—	—	—
Due to/from affiliates	(7,469)	9,395	—	(39,493)	296	30,304	502	6,967	—

Net cash used in financing activities	(6,638)	(8,931)	—	(39,529)	(2,404)	30,304	(20,560)	6,967	(20,231)

Increase (decrease) in cash and cash equivalents	—	—	—	3,674	(534)	—	3,140	—	3,140
Cash and cash equivalents, beginning of year	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of year	$—	$—	$—	$5,565	$616	$—	$6,181	$—	$6,181

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22)	Subsequent Events

Evaluation Date

The Company has evaluated new information and events through September 9, 2009 to determine the need to either update these consolidated financial statements or to provide disclosures about those events. Items for which disclosures were deemed necessary are listed below.

Employee Stock Based Grants

In August 2009, pursuant to the Company’s 2008 Incentive Stock Plan, the Company granted 174,500 RSUs and 174,500 SARs to employees of the Company. Vesting of the RSUs is based on continued service, certain performance metrics and a time based vesting schedule. Vesting of the SARs is based on continued service and a time based vesting schedule. The SARs expire seven years from the grant date.

Principal Payment under the Term Loan B Credit Facility

On September 9, 2009, the Company through its wholly owned subsidiary, Rural/Metro LLC, made a $10.0 million principal payment on its Term Loan B. In connection with this payment, the Company wrote-off $0.1 million of deferred financing costs during the first quarter of fiscal 2010.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2009). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2009.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “COSO”). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the information responsive to this Item appearing in the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Form 10-K:

(1)	See the Consolidated Financial Statements included in Item 8 hereof.

(b)	Exhibits

Exhibit No.	Description of Exhibit
3.1	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on March 28, 2008; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on December 18, 2008 (26)

3.2	Fourth Amended and Restated Bylaws of the Registrant (21)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share (1)

4.2	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights (8)

4.2(a)	Amendment No. 1 dated as of September 15, 2008 to the certain Stockholders Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (24)

4.2(b)	Amendment No. 2 dated as of March 19, 2009 to that certain Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (25)

4.3	Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes) (7)

4.4	Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes) (7)

10.1	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998 (2)**

10.2	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant (2)**

10.3(a)	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000 (3)**

10.3(b)	First Amendment to the Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan, dated November 9, 2007 (18)**

10.4(a)	Change of Control Agreement by and between the Registrant and Jack E. Brucker, dated April 25, 2002 (5)**

Exhibit No.	Description of Exhibit
10.4(b)	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Jack E. Brucker, dated February 8, 2008 (19)**

10.5(a)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005 (6)**

10.5(b)	Amendment No. 1 to Employment Agreement by and between the Registrant and Jack E. Brucker, effective February 8, 2008 (19)**

10.6	Form of Indemnity Agreement by and between Registrant and each of its directors and Kristine B. Ponczak and Donna Berlinski (27)**

10.7	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997 (2)**

10.8	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990 (1)**

10.9	Employee Stock Purchase Plan, as amended through November 20, 1997 (4)**

10.10	Compensation Schedule for Non-Employee Directors of the Registrant effective April 1, 2008 (21)**

10.11(a)	Management Incentive Program (effective commencing Fiscal 2008) (20)**

10.11(b)	Management Incentive Program (effective commencing Fiscal 2009) (22)**

10.12	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (7)

10.13	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (9)

10.14	Employment Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 (19)**

10.15	Amendment No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners (10)

10.16	Employment Agreement by and between the Registrant and Kurt Krumperman, dated March 21, 2006 (11)**

10.17	Employment Agreement by and between the Registrant and Brian Allery, dated April 10, 2006 (11)**

10.18	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (11)

10.19	Employment Agreement by and between the Registrant and Gregory A. Barber, dated June 1, 2006 (12) **

Exhibit No.	Description of Exhibit
10.20	Amendment No. 4, dated as of November 10, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (13)

10.21	Amendment No. 5, dated as of January 18, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (14)

10.22	Waiver No. 1, dated as of March 13, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (15)

10.23(a)	Change of Control Agreement by and between the Registrant and Kristine A. Beian-Ponczak, dated March 22, 2007 (16)**

10.23(b)	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 (19)**

10.24	Amendment No. 6 and Waiver No. 2 dated as of October 11, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead bookrunners (17)

10.25	Settlement Agreement, dated January 25, 2008, by and among Accipiter Life Sciences Fund, LP, Accipiter Life Sciences Fund II, LP, Accipiter Life Sciences Fund (Offshore), Ltd., Accipiter Life Sciences Fund II (Offshore), Ltd., Accipiter Life Sciences Fund II (QP), LP, Accipiter Capital Management, LLC, Candens Capital, LLC, Gabe Hoffman, Eugene I. Davis, Earl P. Holland and Rural/Metro Corporation (23)

10.26	2008 Incentive Stock Plan (21)**

10.27(a)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Employees (with Performance-Based Vesting) (21)**

10.27(b)	Form of Stock Appreciation Rights Agreement—Stock-Settled Only (with Time-Based Vesting) (21)**

10.27(c)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Eligible Directors (with Time-Based Vesting) (21)**

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

Exhibit No.	Description of Exhibit
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on or about November 10, 1998.
(3)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(4)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(6)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.
(8)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on August 29, 2005.
(9)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 28, 2005.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.
(12)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 22, 2006.
(13)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 23, 2007.
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2007.
(16)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on March 23, 2007.
(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 17, 2007.
(18)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2007.
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 11, 2008.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on June 13, 2007.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 31, 2008.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 13, 2008.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 29, 2008.
(24)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on September 18, 2008.
(25)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission of March 19, 2009.
(26)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2008.
(27)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 15, 2008.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

By:	/s/ JACK E. BRUCKER
Jack E. Brucker President and Chief Executive Officer

September 9, 2009

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CONRAD A. CONRAD Conrad A. Conrad	Chairman of the Board of Directors	September 9, 2009

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	September 9, 2009

/s/ EARL P. HOLLAND Earl P. Holland	Director	September 9, 2009

/s/ CHRISTOPHER S. SHACKELTON Christopher S. Shackelton	Director	September 9, 2009

/s/ HENRY G. WALKER Henry G. Walker	Director	September 9, 2009

/s/ ROBERT E. WILSON Robert E. Wilson	Director	September 9, 2009

/s/ JACK E. BRUCKER Jack E. Brucker	President, Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2009

/s/ KRISTINE B. PONCZAK Kristine B. Ponczak	Senior Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	September 9, 2009

/s/ DONNA BERLINSKI Donna Berlinski	Vice President and Corporate Controller (Principal Accounting Officer)	September 9, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on March 28, 2008; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on December 18, 2008 (26)

3.2	Fourth Amended and Restated Bylaws of the Registrant (21)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share (1)

4.2	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights (8)

4.2(a)	Amendment No. 1 dated as of September 15, 2008 to the certain Stockholders Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (24)

4.2(b)	Amendment No. 2 dated as of March 19, 2009 to that certain Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (25)

4.3	Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes) (7)

4.4	Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes) (7)

10.1	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998 (2)**

10.2	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant (2)**

10.3(a)	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000 (3)**

10.3(b)	First Amendment to the Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan, dated November 9, 2007 (18)**

10.4(a)	Change of Control Agreement by and between the Registrant and Jack E. Brucker, dated April 25, 2002 (5)**

10.4(b)	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Jack E. Brucker, dated February 8, 2008 (19)**

10.5(a)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005 (6)**

10.5(b)	Amendment No. 1 to Employment Agreement by and between the Registrant and Jack E. Brucker, effective February 8, 2008 (19)**

Exhibit No.	Description of Exhibit
10.6	Form of Indemnity Agreement by and between Registrant and each of its directors and Kristine B. Ponczak and Donna Berlinski (27)**

10.7	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997 (2)**

10.8	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990 (1)**

10.9	Employee Stock Purchase Plan, as amended through November 20, 1997 (4)**

10.10	Compensation Schedule for Non-Employee Directors of the Registrant effective April 1, 2008 (21)**

10.11(a)	Management Incentive Program (effective commencing Fiscal 2008) (20)**

10.11(b)	Management Incentive Program (effective commencing Fiscal 2009) (22)**

10.12	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (7)

10.13	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (9)

10.14	Employment Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 (19)**

10.15	Amendment No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners (10)

10.16	Employment Agreement by and between the Registrant and Kurt Krumperman, dated March 21, 2006 (11)**

10.17	Employment Agreement by and between the Registrant and Brian Allery, dated April 10, 2006 (11)**

10.18	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (11)

10.19	Employment Agreement by and between the Registrant and Gregory A. Barber, dated June 1, 2006 (12) **

10.20	Amendment No. 4, dated as of November 10, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (13)

10.21	Amendment No. 5, dated as of January 18, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (14)

Exhibit No.	Description of Exhibit
10.22	Waiver No. 1, dated as of March 13, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (15)

10.23(a)	Change of Control Agreement by and between the Registrant and Kristine A. Beian-Ponczak, dated March 22, 2007 (16)**

10.23(b)	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 (19)**

10.24	Amendment No. 6 and Waiver No. 2 dated as of October 11, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead bookrunners (17)

10.25	Settlement Agreement, dated January 25, 2008, by and among Accipiter Life Sciences Fund, LP, Accipiter Life Sciences Fund II, LP, Accipiter Life Sciences Fund (Offshore), Ltd., Accipiter Life Sciences Fund II (Offshore), Ltd., Accipiter Life Sciences Fund II (QP), LP, Accipiter Capital Management, LLC, Candens Capital, LLC, Gabe Hoffman, Eugene I. Davis, Earl P. Holland and Rural/Metro Corporation (23)

10.26	2008 Incentive Stock Plan (21)**

10.27(a)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Employees (with Performance-Based Vesting) (21)**

10.27(b)	Form of Stock Appreciation Rights Agreement—Stock-Settled Only (with Time-Based Vesting) (21)**

10.27(c)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Eligible Directors (with Time-Based Vesting) (21)**

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on or about November 10, 1998.
(3)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.

(4)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(6)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.
(8)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on August 29, 2005.
(9)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 28, 2005.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.
(12)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 22, 2006.
(13)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 23, 2007.
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2007.
(16)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on March 23, 2007.
(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 17, 2007.
(18)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2007.
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 11, 2008.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on June 13, 2007.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 31, 2008.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 13, 2008.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 29, 2008.
(24)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on September 18, 2008.
(25)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission of March 19, 2009.
(26)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2008.
(27)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 15, 2008.