Form 10-Q
period 2009-09-30
RURAL/METRO CORP /DE/
filed 2009-11-09
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 24,889,105 shares of the registrant’s Common Stock outstanding on November 3, 2009.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2009

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$42,013	$37,108
Accounts receivable, net	63,420	64,355
Inventories	8,219	8,535
Deferred income taxes	25,621	25,032
Prepaid expenses and other	20,868	19,895

Total current assets	160,141	154,925
Property and equipment, net	47,413	49,096
Goodwill	37,700	37,700
Deferred income taxes	38,671	41,678
Insurance deposits	637	716
Other assets	10,160	10,840

Total assets	$294,722	$294,955

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$11,752	$14,883
Accrued liabilities	64,294	57,588
Deferred revenue	21,709	21,585
Current portion of long-term debt	109	199

Total current liabilities	97,864	94,255
Long-term debt, net of current portion	269,747	277,110
Other long-term liabilities	28,639	28,497

Total liabilities	396,250	399,862

Commitments and contingencies (Note 10)
Rural/Metro stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,884,001 and 24,852,726 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	249	248
Additional paid-in capital	155,292	155,187
Treasury stock, 96,246 shares at both September 30, 2009 and June 30, 2009	(1,239)	(1,239)
Accumulated other comprehensive loss	(2,548)	(2,597)
Accumulated deficit	(255,412)	(258,331)

Total Rural/Metro stockholders’ deficit	(103,658)	(106,732)
Noncontrolling interest	2,130	1,825

Total deficit	(101,528)	(104,907)
Total liabilities and deficit	$294,722	$294,955

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
Net revenue	$131,981	$123,573

Operating expenses:
Payroll and employee benefits	81,938	75,808
Depreciation and amortization	3,879	3,390
Other operating expenses	28,268	29,661
General/auto liability insurance expense	3,442	3,418
Gain on sale of assets	(167)	(195)

Total operating expenses	117,360	112,082

Operating income	14,621	11,491
Interest expense	(7,470)	(7,813)
Interest income	82	115

Income from continuing operations before income taxes	7,233	3,793
Income tax provision	(3,657)	(2,222)

Income from continuing operations	3,576	1,571
Income (loss) from discontinued operations, net of income taxes	48	(272)

Net income	3,624	1,299
Net income attributable to noncontrolling interest	(705)	(527)

Net income attributable to Rural/Metro	$2,919	$772

Income (loss) per share:
Basic -
Income from continuing operations attributable to Rural/Metro	$0.12	$0.04
Income (loss) from discontinued operations attributable to Rural/Metro	0.00	(0.01)

Net income attributable to Rural/Metro	$0.12	$0.03

Diluted -
Income from continuing operations attributable to Rural/Metro	$0.12	$0.04
Income (loss) from discontinued operations attributable to Rural/Metro	0.00	(0.01)

Net income attributable to Rural/Metro	$0.12	$0.03

Average number of common shares outstanding - Basic	24,858	24,823

Average number of common shares outstanding - Diluted	25,204	24,915

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Equity	Noncontrolling Interest	Total
Balance at June 30, 2009	24,852,726	$248	$155,187	$(1,239)	$(258,331)	$(2,597)	$(106,732)	$1,825	$(104,907)
Share-based compensation expense	—	—	136	—	—	—	136	—	136
Net common stock issued under share-based compensation plans	31,275	1	(67)	—	—	—	(66)	—	(66)
Tax benefit from share-based compensation	—	—	36	—	—	—	36	—	36
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(400)	(400)
Comprehensive income, net of tax:
Net income	—	—	—	—	2,919	—	2,919	705	3,624

Other comprehensive income, net of tax
Defined benefit pension plan:
Net amortization of prior service cost	—	—	—	—	—	10	10	—	10
Net amortization of net loss	—	—	—	—	—	39	39	—	39

Other comprehensive income							49	—	49

Comprehensive income							2,968	705	3,673

Balance at September 30, 2009	24,884,001	$249	$155,292	$(1,239)	$(255,412)	$(2,548)	$(103,658)	$2,130	$(101,528)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Equity	Noncontrolling Interest	Total
Balance at June 30, 2008	24,822,726	$248	$154,918	$(1,239)	$(263,357)	$(439)	$(109,869)	$1,966	$(107,903)
Share-based compensation expense	—	—	45	—	—	—	45	—	45
Comprehensive income, net of tax:
Net income	—	—	—	—	772	—	772	527	1,299

Other comprehensive income, net of tax
Defined benefit pension plan:
Net amortization of prior service cost	—	—	—	—	—	9	9	—	9

Other comprehensive income							9	—	9

Comprehensive income							781	527	1,308

Balance at September 30, 2008	24,822,726	$248	$154,963	$(1,239)	$(262,585)	$(430)	$(109,043)	$2,493	$(106,550)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,624	$1,299
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,879	3,396
Non-cash adjustments to insurance claims reserves	798	—
Accretion of 12.75% Senior Discount Notes	2,664	2,328
Deferred income taxes	2,425	565
Excess tax benefits from share-based compensation	(36)	—
Amortization of deferred financing costs	570	614
Loss on disposal of property and equipment	7	1
Share-based compensation expense	136	45
Change in assets and liabilities -
Accounts receivable	935	439
Inventories	316	(15)
Prepaid expenses and other	(799)	694
Insurance deposits	79	48
Other assets	56	(248)
Accounts payable	(3,104)	(2,009)
Accrued liabilities	6,465	5,741
Deferred revenue	124	352
Other liabilities	(578)	(639)

Net cash provided by operating activities	17,561	12,611

Cash flows from investing activities:
Capital expenditures	(2,180)	(4,071)
Proceeds from the sale of property and equipment	4	—

Net cash used in investing activities	(2,176)	(4,071)

Cash flows from financing activities:
Repayment of debt	(10,117)	(7,098)
Excess tax benefits from share-based compensation	36	—
Issuance of common stock	1	—
Distributions to noncontrolling interest	(400)	—

Net cash used in financing activities	(10,480)	(7,098)

Increase in cash and cash equivalents	4,905	1,442
Cash and cash equivalents, beginning of period	37,108	15,907

Cash and cash equivalents, end of period	$42,013	$17,349

Supplemental disclosure of non-cash operating activities:
Increase in current assets and accrued liabilities for general liability insurance claim	$174	$986

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$473	$1,368

Supplemental cash flow information:
Cash paid for interest	$7,242	$7,951

Cash paid for income taxes, net	$311	$170

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Description of Business

Rural/Metro Corporation, a Delaware corporation, along with its subsidiaries (collectively, the “Company” or “Rural/Metro”) is a leading provider of both emergency and non-emergency ambulance services. These services are provided under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. The Company also provides fire protection and related services on a subscription fee basis to residential and commercial property owners and under long-term contracts with fire districts, industrial sites and airports. These services consist primarily of fire suppression, fire prevention and first responder medical care.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results of operations for the full fiscal year.

The notes to the accompanying unaudited consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by GAAP. As such, these consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2009.

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three months ended September 30, 2009 and 2008 reflect certain reclassifications for the adoption of the new guidance related to noncontrolling interests as described below in Note 2 and discontinued operations as described in Note 12. These reclassifications have no effect on previously reported net income (loss).

(2) Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 permits the use of net asset value per share as a practical expedient for measuring fair value of certain investments. The ASU also requires disclosures by major category of these investments. ASU 2009-12 is effective for interim and annual reporting periods ending after December 15, 2009, with early adoption permitted. The Company will adopt the ASU in the second quarter of fiscal 2010 and is currently evaluating the potential impact on its financial statements and related disclosures.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 clarifies how the fair value of liabilities should be measured and establishes a hierarchy for using different valuation methods. This ASU is effective for the first reporting period beginning after August 26, 2009, which for the Company is the second quarter of fiscal 2010. The adoption of ASU 2009-05 is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”). The new guidance changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The new guidance is effective for annual periods beginning after November 15, 2009. Accordingly, the Company will adopt the new guidance in fiscal 2011. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In December 2008, the FASB issued a staff position that provides additional guidance regarding annual disclosures about plan assets of defined benefit pension or other postretirement plans. The additional guidance is codified under Accounting Standards Codification (“ASC”) 715-20-65. This additional guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. Accordingly, the Company has adopted the additional guidance for fiscal year 2010 and will comply with the disclosure requirements for its annual financial statements. The Company is currently evaluating the disclosure impact of adopting this guidance on its annual consolidated financial statements and related disclosures.

In December 2007, the FASB issued new guidance on business combinations. The new guidance is codified under ASC 805. The new guidance establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. The new guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest (referred to as a “bargain purchase”), the new guidance requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, the new guidance requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is fiscal year 2010. The Company’s adoption of the new guidance did not have a material effect on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued new guidance that establishes accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The new guidance is codified under ASC 810-10-65. Specifically, the new guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. The new guidance also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. The new guidance, which is effective for the Company on July 1, 2009, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The accompanying unaudited consolidated financial statements reflect the required changes in presentation as described in the preceding sentence.

In September 2006, the FASB issued new guidance that defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The new guidance is codified under ASC 820. The new guidance applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, the new guidance does not require any new fair value measurements; however, for some entities, the application of the new guidance will change current practice. The new guidance was effective for the Company on July 1, 2008; however, in February 2008, the FASB issued additional guidance, codified under ASC 820-10, which delayed the effective date of the new guidance for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of the new guidance on July 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The adoption of the provisions of the new guidance with respect to its non-financial assets and non-financial liabilities on July 1, 2009 pursuant to the requirements of the additional guidance did not have a material impact on the Company’s financial position and results of operations.

(3) Fair Value Measurements

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

The carrying values of cash, accounts receivable and accounts payable approximate the related fair values due to the short-term maturities of these assets and liabilities.

The fair value of the Senior Subordinated Notes and the Senior Discount Notes was determined by reported market transaction prices closest to September 30, 2009 and June 30, 2009 (Level 2). The fair value of the Term Loan B as of September 30, 2009 and June 30, 2009 was based on the quoted market ask price for the loan (Level 2).

The following is a comparison of the fair value and recorded value of the Company’s long-term debt (in thousands):

	As of
	September 30, 2009		June 30, 2009
	Fair Value	Recorded Value	Fair Value	Recorded Value
Senior Secured Term Loan B due March 2011	$55,440	$56,000	$64,680	$66,000
9.875% Senior Subordinated Notes due March 2015	123,438	125,000	111,250	125,000
12.75% Senior Discount Notes due March 2016	89,293	88,395	67,320	85,731

(4) General/Auto Liability and Workers’ Compensation Insurance Plans

The Company carries a broad range of insurance policies, including workers’ compensation, general/auto liability, property, professional and other lines of coverage in order to minimize the risk of loss due to accident, injury, automobile and professional liability claims resulting from our operations, and to comply with certain legal and contractual requirements.

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

The Company engages third-party administrators (“TPAs”) to manage general/auto liability and workers’ compensation claims. The TPAs estimate a loss reserve at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews its insurance claim reserves and engages its independent actuaries semi-annually, or in interim periods if events or changes in circumstances indicate additional evaluation is necessary, to assist with estimating its claim reserves based on loss reserve estimates provided by the TPAs. The Company adjusts its claim reserves with an associated increase or decrease to expense as new information on the underlying claims is obtained.

Additionally, the Company’s workers’ compensation and general/auto liability insurers require the Company to post collateral to support future expected claim payments. The Company has provided letters of credit as collateral to support retention limits. These letters of credit, issued primarily under the 2005 Credit Facility as discussed in Note 5, totaled $42.2 million at both September 30, 2009 and June 30, 2009.

General/Auto Liability

The classification of general/auto liability related amounts in the consolidated balance sheets as of September 30, 2009 and June 30, 2009 is as follows (in thousands):

	September 30, 2009	June 30, 2009
Receivables from insurers included in prepaid expenses and other	$13,247	$13,074
Receivables from insurers included in other assets	2,184	2,183

Total general/auto liability related assets	15,431	15,257

Claims reserves included in accrued liabilities	17,872	17,596
Claims reserves included in other liabilities	11,919	11,659

Total general/auto liability related liabilities	29,791	29,255

Net general/auto liability related liabilities	$14,360	$13,998

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. In April 2007, a jury awarded the plaintiff compensatory damages totaling $12.1 million, which includes prejudgment interest of $0.5 million. The Company has filed a motion to appeal. Interest continues to accrue while on appeal. The Company has satisfied its deductible for this claim under its automobile liability insurance program. The Company maintains excess insurance with coverage limits in excess of the award, for the related policy year, under which the excess carrier is liable for the remainder of the claim. The Company has recorded a liability of $13.2 million and $13.1 million at September 30, 2009 and June 30, 2009, respectively, for the difference between the award plus accrued interest and the self-insured deductible with an offsetting receivable representing the amount due from the insurer. The liability has been classified as a component of accrued liabilities and the offsetting receivable has been classified as a component of prepaid expenses and other on the consolidated balance sheets as of September 30, 2009 and June 30, 2009.

Workers’ Compensation

The classification of workers’ compensation related amounts in the consolidated balance sheets as of September 30, 2009 and June 30, 2009 is as follows (in thousands):

	September 30, 2009	June 30, 2009
Insurance deposits included in prepaid expenses and other	$300	$339
Insurance deposits	637	716
Receivables from insurers included in other assets	575	575

Total workers’ compensation related assets	1,512	1,630

Claims reserves and premium liabilities included in accrued liabilities	6,108	5,460
Claims reserves included in other liabilities	7,376	7,443

Total workers’ compensation related liabilities	13,484	12,903

Net workers’ compensation related liabilities	$11,972	$11,273

(5) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	September 30, 2009	June 30, 2009
Senior Secured Term Loan B due March 2011	$56,000	$66,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	88,395	85,731
Other obligations, at varying rates from 5.90% to 14.64%, due through 2013	461	578

Long-term debt	269,856	277,309
Less: Current maturities	(109)	(199)

Long-term debt, net of current maturities	$269,747	$277,110

2005 Credit Facility

The Company maintains a credit facility (“2005 Credit Facility”), which includes a Term Loan B Facility maturing in 2011, a $45.0 million Letter of Credit Facility maturing in 2011 and a $20.0 million Revolving Credit Facility maturing in March 2010, each of which is described below.

Term Loan B

The Senior Secured Term Loan B bears interest at LIBOR plus 3.50% per annum, based on contractual periods from one to six months in length at the option of the Company. At September 30, 2009, all of the outstanding Term Loan B balance was under LIBOR option one-month contracts accruing interest at 3.75% per annum based on the interest rate contracts in effect at that time. At June 30, 2009, all of the outstanding Term Loan B balance was under a LIBOR one-month contract accruing interest at 3.8175% per annum.

During the three months ended September 30, 2009, the Company made a $10.0 million principal payment on its Term Loan B. There are no prepayment penalties or fees associated with the principal payments under the Term Loan B. In connection with the principal payment, the Company wrote-off $0.1 million of deferred financing costs.

Letter of Credit Facility

The Letter of Credit Facility is available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors. The Letter of Credit Facility bears a participation fee of 3.50% plus an administrative fee of 0.15% for a total of 3.65% per annum on the total facility payable quarterly. In addition, Rural/Metro LLC pays a fronting fee of 0.125% per annum on issued letters of credit payable quarterly. At September 30, 2009, the Company had outstanding letters of credit of $42.5 million, primarily in support of general/auto liability insurance and workers’ compensation insurance programs. The outstanding letters of credit at September 30, 2009 applicable to the Company’s $45.0 million Letter of Credit Facility totaled $41.8 million.

Revolving Credit Facility

The Company’s $20.0 million Revolving Credit Facility, which was undrawn at September 30, 2009, includes a letter of credit sub-line in the amount of $10.0 million and any letters of credit issued under the sub-line reduce the amount of drawings available under the Revolving Credit Facility by the amount of such letters of credit. The Revolving Credit Facility bears interest on all amounts drawn against the line at LIBOR plus 3.50% or, at Rural/Metro LLC’s option, the ABR plus 2.50%. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Revolving Credit Facility is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. A commitment fee of 0.50% is payable on the total undrawn revolving commitment, plus a fronting fee of 0.25% on any letter of credit issued under the sub-line, payable at the end of each quarter. Principal payments prior to maturity are not required.

Effective March 4, 2010, the Revolving Credit Facility will expire, and therefore, the Company will no longer have access to funds available under that facility. Given the Company’s cash flow from operations and lack of usage of the Revolving Credit Facility, the Company does not believe that loss of access to the Revolving Credit Facility would impact its ability to fund current operations. See Note 15 for a discussion regarding the Company’s refinancing activities.

The Company has capitalized $15.5 million of expenses associated with its outstanding debt and is amortizing these costs as interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $5.4 million and $6.0 million at September 30, 2009 and June 30, 2009, respectively and are included in other assets in the consolidated balance sheets.

The 2005 Credit Facility, the $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and the $93.5 million aggregate principal amount at maturity 12.75% senior discount notes due 2016 (the “Senior Discount Notes”) include various financial and non-financial covenants as well as quarterly and annual financial reporting obligations.

Specifically, the 2005 Credit Facility, as amended, requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a maximum total leverage ratio, a minimum interest expense coverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company, as a holding company, and other matters customarily restricted in such agreements. The Company was in compliance with all of its covenants under its 2005 Credit Facility at September 30, 2009.

(6) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended September 30,
	2009	2008
Current income tax provision	$(1,270)	$(1,374)
Deferred income tax provision	(2,424)	(564)

Total income tax provision	$(3,694)	$(1,938)

Continuing operations provision	$(3,657)	$(2,222)
Discontinued operations benefit (provision)	(37)	284

Total income tax provision	$(3,694)	$(1,938)

The effective tax rate for the three months ended September 30, 2009 for continuing operations was 50.6%, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes.

The effective tax rate for the three months ended September 30, 2008 for continuing operations was 58.6%, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes.

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

(7) Share-Based Compensation

During the three months ended September 30, 2009, the Company granted 174,500 restricted stock units (“RSUs”) and 174,500 stock appreciation rights (“SARs”) to employees.

The RSUs have a fair value of $3.93 per share based on the closing price of the Company’s common stock on the grant date. Vesting of the RSUs is based on continued service, certain performance metrics and a time based vesting schedule. The grant date fair value of the RSUs is recognized as compensation expense over a graded schedule with the first tranche amortized over the period between the grant date and the expected date the performance condition will be satisfied, and the remaining tranches amortized over the period between the grant date and the vesting date for each tranche. The Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of RSUs.

The SARs have an exercise price of $3.93, which is equal to the closing price of the Company’s common stock on the date of grant, and a weighted average fair value of $2.94 per share as determined using the Black-Scholes option pricing model with the following assumptions:

Weighted average expected term	6.0 years
Weighted average risk-free interest rate	3.09%
Dividend yield	0%
Volatility	89%

The SARs vest over three years, based on continued service and have contractual terms of seven years from the grant date. The grant date fair value of the SARs is recognized as compensation expense on a straight-line basis over the vesting period. The Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the exercise of SARs.

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense of the grant recipients’ requisite service periods. The share-based compensation expense that the Company recognized in its Consolidated Statements of Operations by type of award for the three months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
RSU compensation expense	$101	$38
SAR compensation expense	35	7

Total share-based compensation expense	$136	$45

The share-based compensation expense that the Company recognized in its Consolidated Statements of Operations by category for the three months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Payroll and employee benefits	$123	$33
Other operating expenses	13	12

Total share-based compensation expense	$136	$45

The increase in share-based compensation expense was the result of new awards.

As of September 30, 2009, the total unrecognized share-based compensation expense was $1.4 million. The remaining unrecognized share-based compensation expense will be recognized over a weighted average period of 2.4 years.

(8) Defined Benefit Plan

The Company provides a defined benefit pension plan (the “Plan”) covering eligible employees of one of its subsidiaries, primarily those covered by a collective bargaining arrangement. Eligibility is achieved upon the completion of one year of service, with full vesting achieved after the completion of five years of service.

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	2008
Service cost	$408	$270
Interest cost	124	89
Expected return on plan assets	(155)	(147)
Net prior service cost amortization (1)	16	16
Net loss amortization (2)	63	—

Net periodic benefit cost	$456	$228

(1)	In the Consolidated Statement of Changes in Stockholders’ Deficit, the amortization of prior service cost from accumulated other comprehensive income (loss) for the three months ended September 30, 2009 is net of an income tax provision of $6,000.

(2)	In the Consolidated Statement of Changes in Stockholders’ Deficit, the amortization of net loss from accumulated other comprehensive income (loss) for the three months ended September 30, 2009 is net of an income tax provision of $24,000.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2009	2008
Discount rate	6.17%	6.86%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed approximately $0.5 million during each of the three months ended September 30, 2009 and 2008. The Company’s fiscal 2010 contributions are anticipated to approximate $2.0 million.

(9) Earnings Per Share

Income from continuing operations per share attributable to Rural/Metro is computed by dividing income from continuing operations attributable to Rural/Metro by the weighted-average number of shares outstanding. Income from continuing operations per share attributable to Rural/Metro assuming dilution is computed based on the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options, RSUs and SARs.

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income from continuing operations per share attributable to Rural/Metro computations for the three months ended September 30, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2009	2008
Income from continuing operations	$3,576	$1,571
Less: Net income attributable to noncontrolling interest	(705)	(527)

Income from continuing operations attributable to Rural/Metro	2,871	1,044
Average number of shares outstanding - Basic	24,858	24,823
Add: Incremental shares for dilutive effect of stock options, RSUs and SARs	346	92

Average number of shares outstanding - Diluted	25,204	24,915

Income from continuing operations per share attributable to Rural/Metro - Basic	$0.12	$0.04

Income from continuing operations per share attributable to Rural/Metro - Diluted	$0.12	$0.04

Certain option shares, RSUs and SARs have been excluded from the calculation of diluted income from continuing operations per share attributable to Rural/Metro because the inclusion of those option shares and SARs would have been antidilutive for the periods presented. Such options, RSUs and SARs totaled 0.4 million and 0.8 million shares for the three months ended September 30, 2009 and 2008, respectively.

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

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company disagrees with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a counteroffer of $2.4 million in exchange for a full release relating to the government’s allegations. For the three months ended September 30, 2008, the Company recorded charges of $0.6 million to continuing operations and $0.4 million to discontinued operations, as a portion of this matter relates to the Company’s discontinued operation in Marion, Ohio. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time, it is not possible to predict the ultimate conclusion of this investigation.

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

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest and income taxes. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only. Segment asset information is not used by the Company’s chief operating decision maker in assessing segment performance.

The following table summarizes segment information for the three months ended September 30, 2009 and 2008 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Three months ended September 30, 2009
Net revenues from external customers:
Ambulance services	$22,838	$28,059	$34,563	$27,820	$113,280
Other services (1)	1,073	7,461	9,989	178	18,701

Total net revenue	$23,911	$35,520	$44,552	$27,998	$131,981

Segment profit from continuing operations	$6,506	$3,543	$5,698	$2,753	$18,500
Three months ended September 30, 2008
Net revenues from external customers:
Ambulance services	$20,576	$25,091	$31,784	$27,301	$104,752
Other services (1)	996	7,030	10,402	393	18,821

Total net revenue	$21,572	$32,121	$42,186	$27,694	$123,573

Segment profit from continuing operations	$4,755	$3,411	$4,551	$2,164	$14,881

(1)	Other services consists of revenue generated from fire protection services; including master fire contract and subscription fire services, airport fire and rescue; home health care services; dispatch contracts; billing contracts; and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,
	2009	2008
Segment profit	$18,500	$14,881
Depreciation and amortization	(3,879)	(3,390)
Interest expense	(7,470)	(7,813)
Interest income	82	115

Income from continuing operations before income taxes	$7,233	$3,793

(12) Discontinued Operations

During the first quarter of fiscal 2010, the Company made the decision to exit a fire protection contract in Florida. Because this operation is considered a separate component of the Company, the results of this operation, as well as operations discontinued in previous periods, are reported within income (loss) from discontinued operations in the consolidated statements of operations for the three months ended September 30, 2009 and 2008. Although this market was exited subsequent to the three months ended September 30, 2008, the consolidated statements of operations for the three months ended September 30, 2008 have been recast to reflect this operation as discontinued.

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

	Three Months Ended September 30,
	2009	2008
Net revenue:
Mid-Atlantic	$112	$520
South	265	278
Southwest	10	111
West	1	2

Net revenue from discontinued operations	$388	$911

	Three Months Ended September 30,
	2009	2008
Income (loss):
Mid-Atlantic	$34	$(256)
South	6	20
Southwest	7	(37)
West	1	1

Income (loss) from discontinued operations, net of income taxes	$48	$(272)

Income from discontinued operations for the three months ended September 30, 2009 is presented net of income tax provision of $37,000 while loss from discontinued operations for the three months ended September 30, 2008 is presented net of income tax benefit of $0.3 million. The loss from discontinued operations before the income tax benefit for the three months ended September 30, 2008 was primarily due to $0.4 million recorded as a result of increasing the Company’s Medicare reserve contingency related to the Ohio compliance matter described above in Note 10, “Commitments and Contingencies”, a portion of which relates to our former Marion, Ohio operation. There was no net revenue or income (loss) from discontinued operations attributable to noncontrolling interest for the three months ended September 30, 2009 and 2008.

(13) Variable Interest Entity

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

The Company determined that its investment in San Diego Medical Services Enterprise, LLC (SDMSE), the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that the Company is the primary beneficiary of the entity and therefore must consolidate its activities. The determination was made based on the following:

•	The Company is entitled to a 50% interest in the profits and losses of SDMSE based on ownership percentage, but is only entitled to a 40% interest in voting;

•

SDMSE operates as the emergency services provider to the City of San Diego and certain surrounding areas. The Company provides emergency services personnel as well as administrative functions such as billing, purchasing and accounting to SDMSE. Therefore substantially all of SDMSE’s activities involve the Company; and

•	If cumulative losses exceed a determined threshold, the Company must absorb 100% of losses above that threshold.

The Company believes, based on the historical financial performance of SDMSE, that the probability is remote that SDMSE’s losses will exceed the cumulative threshold and require the Company to absorb 100% of the additional losses.

The assets held by SDMSE are generally not available for use by the Company. SDMSE’s operations are financed from cash flows from operations.

Under GAAP, the Company must reassess the VIE status if there are changes in the entity’s capital structure and/or in its activities or assets. The Company has not changed its determination of SDMSE’s status as a VIE since its original analysis in fiscal 2003.

(14) Consolidating Financial Information

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

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Consolidating financial information for Rural/Metro Corporation (which is reflected as “Parent” in the following tables), the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with GAAP. The accompanying financial statements for the three months ended September 30, 2008 reflect certain reclassifications for new accounting guidance related to noncontrolling interests and for discontinued operations as described in Note 2 and Note 12, respectively. These reclassifications have no effect on previously reported net income (loss).

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$40,068	$1,945	$—	$42,013	$—	$42,013
Accounts receivable, net	—	—	—	56,483	6,937	—	63,420	—	63,420
Inventories	—	—	—	8,219	—	—	8,219	—	8,219
Deferred income taxes	—	—	—	25,621	—	—	25,621	—	25,621
Prepaid expenses and other	—	—	—	20,868	—	—	20,868	—	20,868

Total current assets	—	—	—	151,259	8,882	—	160,141	—	160,141
Property and equipment, net	—	—	—	47,213	200	—	47,413	—	47,413
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	38,671	—	—	38,671	—	38,671
Insurance deposits	—	—	—	637	—	—	637	—	637
Other assets	1,264	4,096	—	4,800	—	—	8,896	—	10,160
Due from (to) affiliates (1)	—	23,369	125,000	(20,060)	(3,309)	(125,000)	—	—	—
Due from (to) Parent Company	(57,453)	57,453	—	—	—	—	57,453	—	—
LLC investment in subsidiaries	—	138,404	—	—	—	(138,404)	—	—	—
Parent Company investment in LLC	40,926	—	—	—	—	—	—	(40,926)	—

Total assets	$(15,263)	$223,322	$125,000	$260,220	$5,773	$(263,404)	$350,911	$(40,926)	$294,722

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$10,714	$1,038	$—	$11,752	$—	$11,752
Accrued liabilities	—	1,396	—	62,434	464	—	64,294	—	64,294
Deferred revenue	—	—	—	21,696	13	—	21,709	—	21,709
Current portion of long-term debt	—	—	—	109	—	—	109	—	109

Total current liabilities	—	1,396	—	94,953	1,515	—	97,864	—	97,864

Long-term debt, net of current portion (1)	88,395	181,000	125,000	352	—	(125,000)	181,352	—	269,747
Other liabilities	—	—	—	28,639	—	—	28,639	—	28,639

Total liabilities	88,395	182,396	125,000	123,944	1,515	(125,000)	307,855	—	396,250

Rural/Metro stockholders’ equity (deficit):
Common stock	249	—	—	90	—	(90)	—	—	249
Additional paid-in capital	155,292	—	—	74,770	20	(74,790)	—	—	155,292
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive loss	(2,548)	—	—	—	—	—	—	—	(2,548)
Accumulated deficit	(255,412)	—	—	61,416	4,238	(65,654)	—	—	(255,412)
Member equity	—	40,926	—	—	—	—	40,926	(40,926)	—

Total Rural/Metro stockholders’ equity (deficit)	(103,658)	40,926	—	136,276	4,258	(140,534)	40,926	(40,926)	(103,658)

Noncontrolling interest	—	—	—	—	—	2,130	2,130	—	2,130

Total equity (deficit)	(103,658)	40,926	—	136,276	4,258	(138,404)	43,056	(40,926)	(101,528)
Total liabilities and equity (deficit)	$(15,263)	$223,322	$125,000	$260,220	$5,773	$(263,404)	$350,911	$(40,926)	$294,722

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at September 30, 2009 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$35,434	$1,674	$—	$37,108	$—	$37,108
Accounts receivable, net	—	—	—	57,116	7,239	—	64,355	—	64,355
Inventories	—	—	—	8,535	—	—	8,535	—	8,535
Deferred income taxes	—	—	—	25,032	—	—	25,032	—	25,032
Prepaid expenses and other	—	—	—	19,895	—	—	19,895	—	19,895

Total current assets	—	—	—	146,012	8,913	—	154,925	—	154,925
Property and equipment, net	—	—	—	48,896	200	—	49,096	—	49,096
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	41,678	—	—	41,678	—	41,678
Insurance deposits	—	—	—	716	—	—	716	—	716
Other assets	1,313	4,617	—	4,910	—	—	9,527	—	10,840
Due from (to) affiliates (1)	—	40,195	125,000	(36,423)	(3,772)	(125,000)	—	—	—
Due from (to) Parent Company	(57,471)	57,471	—	—	—	—	57,471	—	—
LLC investment in subsidiaries	—	128,350	—	—	—	(128,350)	—	—	—
Parent Company investment in LLC	35,157	—	—	—	—	—	—	(35,157)	—

Total assets	$(21,001)	$230,633	$125,000	$243,489	$5,341	$(253,350)	$351,113	$(35,157)	$294,955

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$13,567	$1,316	$—	$14,883	$—	$14,883
Accrued liabilities	—	4,476	—	52,744	368	—	57,588	—	57,588
Deferred revenue	—	—	—	21,576	9	—	21,585	—	21,585
Current portion of long-term debt	—	—	—	199	—	—	199	—	199

Total current liabilities	—	4,476	—	88,086	1,693	—	94,255	—	94,255

Long-term debt, net of current portion (1)	85,731	191,000	125,000	379	—	(125,000)	191,379	—	277,110
Other liabilities	—	—	—	28,497	—	—	28,497	—	28,497

Total liabilities	85,731	195,476	125,000	116,962	1,693	(125,000)	314,131	—	399,862

Rural/Metro stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	155,187	—	—	74,770	20	(74,790)	—	—	155,187
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive loss	(2,597)	—	—	—	—	—	—	—	(2,597)
Accumulated deficit	(258,331)	—	—	51,667	3,628	(55,295)	—	—	(258,331)
Member equity	—	35,157	—	—	—	—	35,157	(35,157)	—

Total Rural/ Metro stockholders’ equity (deficit)	(106,732)	35,157	—	126,527	3,648	(130,175)	35,157	(35,157)	(106,732)

Noncontrolling interest	—	—	—	—	—	1,825	1,825	—	1,825

Total equity (deficit)	(106,732)	35,157	—	126,527	3,648	(128,350)	36,982	(35,157)	(104,907)
Total liabilities and equity (deficit)	$(21,001)	$230,633	$125,000	$243,489	$5,341	$(253,350)	$351,113	$(35,157)	$294,955

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at June 30, 2009 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$127,778	$12,224	$(8,021)	$131,981	$—	$131,981

Operating expenses:
Payroll and employee benefits	123	—	—	81,777	38	—	81,815	—	81,938
Depreciation and amortization	—	—	—	3,879	—	—	3,879	—	3,879
Other operating expenses	13	—	—	25,433	10,843	(8,021)	28,255	—	28,268
General/auto liability insurance expense	—	—	—	3,478	(36)	—	3,442	—	3,442
Gain on sale of assets	—	—	—	(138)	(29)	—	(167)	—	(167)

Total operating expenses	136	—	—	114,429	10,816	(8,021)	117,224	—	117,360

Operating income	(136)	—	—	13,349	1,408	—	14,757	—	14,621
Equity in earnings of subsidiaries	5,769	10,454	—	—	—	(10,454)	—	(5,769)	—
Interest expense (1)	(2,714)	(4,685)	—	(71)	—	—	(4,756)	—	(7,470)
Interest income	—	—	—	80	2	—	82	—	82

Income from continuing operations before income taxes	2,919	5,769	—	13,358	1,410	(10,454)	10,083	(5,769)	7,233
Income tax provision	—	—	—	(3,657)	—	—	(3,657)	—	(3,657)

Income from continuing operations	2,919	5,769	—	9,701	1,410	(10,454)	6,426	(5,769)	3,576
Loss from discontinued operations, net of income taxes	—	—	—	48	—	—	48	—	48

Net income	$2,919	$5,769	$—	$9,749	$1,410	$(10,454)	$6,474	$(5,769)	$3,624
Net income attributable to noncontrolling interest	—	—	—	—	—	(705)	(705)	—	(705)

Net income attributable to Rural/Metro	$2,919	$5,769	$—	$9,749	$1,410	$(11,159)	$5,769	$(5,769)	$2,919

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$119,685	$11,458	$(7,570)	$123,573	$—	$123,573

Operating expenses:
Payroll and employee benefits	33	—	—	75,751	24	—	75,775	—	75,808
Depreciation and amortization	—	—	—	3,390	—	—	3,390	—	3,390
Other operating expenses	12	—	—	26,940	10,279	(7,570)	29,649	—	29,661
General/auto liability insurance expense	—	—	—	3,319	99	—	3,418	—	3,418
Gain on sale of assets	—	—	—	(195)	—	—	(195)	—	(195)

Total operating expenses	45	—	—	109,205	10,402	(7,570)	112,037	—	112,082

Operating income	(45)	—	—	10,480	1,056	—	11,536	—	11,491
Equity in earnings of subsidiaries	3,195	8,544	—	—	—	(8,544)	—	(3,195)	—
Interest expense (1)	(2,378)	(5,349)	—	(86)	—	—	(5,435)	—	(7,813)
Interest income	—	—	—	118	(3)	—	115	—	115

Income from continuing operations before income taxes	772	3,195	—	10,512	1,053	(8,544)	6,216	(3,195)	3,793
Income tax provision	—	—	—	(2,222)	—	—	(2,222)	—	(2,222)

Income from continuing operations	772	3,195	—	8,290	1,053	(8,544)	3,994	(3,195)	1,571
Income from discontinued operations, net of income taxes	—	—	—	(272)	—	—	(272)	—	(272)

Net income	$772	$3,195	$—	$8,018	$1,053	$(8,544)	$3,722	$(3,195)	$1,299
Net income attributable to noncontrolling interest	—	—	—	—	—	(527)	(527)	—	(527)

Net income attributable to Rural/Metro	$772	$3,195	$—	$8,018	$1,053	$(9,071)	$3,195	$(3,195)	$772

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$2,919	$5,769	$—	$9,749	$1,410	$(10,454)	$6,474	$(5,769)	$3,624
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	3,879	—	—	3,879	—	3,879
Non-cash adjustments to insurance claims reserves	—	—	—	798	—	—	798	—	798
Accretion of 12.75% Senior Discount Notes	2,664	—	—	—	—	—	—	—	2,664
Deferred income taxes	—	—	—	2,425	—	—	2,425	—	2,425
Excess tax benefit from share-based compensation	(36)	—	—	—	—	—	—	—	(36)
Amortization of deferred financing costs	49	521	—	—	—	—	521	—	570
Loss on disposal of property and equipment	—	—	—	7	—	—	7	—	7
Share-based compensation expense	136	—	—	—	—	—	—	—	136
Distributions from affiliates	—	400	—	—	—	—	400	(400)	—
Changes in assets and liabilities -
Accounts receivable	—	—	—	634	301	—	935	—	935
Inventories	—	—	—	316	—	—	316	—	316
Prepaid expenses and other	—	—	—	(799)	—	—	(799)	—	(799)
Insurance deposits	—	—	—	79	—	—	79	—	79
Other assets	—	—	—	56	—	—	56	—	56
Accounts payable	—	—	—	(2,827)	(277)	—	(3,104)	—	(3,104)
Accrued liabilities	—	(3,080)	—	9,450	95	—	6,465	—	6,465
Deferred revenue	—	—	—	120	4	—	124	—	124
Other liabilities	—	—	—	(578)	—	—	(578)	—	(578)

Net cash provided by operating activities	5,732	3,610	—	23,309	1,533	(10,454)	17,998	(6,169)	17,561

Cash flows from investing activities:
Capital expenditures	—	—	—	(2,180)	—	—	(2,180)	—	(2,180)
Proceeds from the sale of property and equipment	—	—	—	4	—	—	4	—	4

Net cash used in investing activities	—	—	—	(2,176)	—	—	(2,176)	—	(2,176)

Cash flows from financing activities:
Repayment of debt	—	(10,000)	—	(117)	—	—	(10,117)	—	(10,117)
Excess tax benefit from share-based compensation	36	—	—	—	—	—	—	—	36
Issuance of common stock	1	—	—	—	—	—	—	—	1
Distribution to noncontrolling interest	—	—	—	—	(400)	—	(400)	—	(400)
Distribution to Rural/Metro LLC	—	—	—	—	(400)	—	(400)	400	—
Due to/from affiliates	(5,769)	6,390	—	(16,382)	(462)	10,454	—	5,769	—

Net cash used in financing activities	(5,732)	(3,610)	—	(16,499)	(1,262)	10,454	(10,917)	6,169	(10,480)

Increase in cash and cash equivalents	—	—	—	4,634	271	—	4,905	—	4,905
Cash and cash equivalents, beginning of period	—	—	—	35,434	1,674	—	37,108	—	37,108

Cash and cash equivalents, end of period	$—	$—	$—	$40,068	$1,945	$—	$42,013	$—	$42,013

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$772	$3,195	$—	$8,018	$1,053	$(8,544)	$3,722	$(3,195)	$1,299
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	3,396	—	—	3,396	—	3,396
Accretion of 12.75% Senior Discount Notes	2,328	—	—	—	—	—	—	—	2,328
Deferred income taxes	—	—	—	565	—	—	565	—	565
Amortization of deferred financing costs	50	564	—	—	—	—	564	—	614
Loss on disposal of property and equipment	—	—	—	1	—	—	1	—	1
Stock-based compensation expense	45	—	—	—	—	—	—	—	45
Changes in assets and liabilities -
Accounts receivable	—	—	—	888	(449)	—	439	—	439
Inventories	—	—	—	(15)	—	—	(15)	—	(15)
Prepaid expenses and other	—	2	—	692	—	—	694	—	694
Insurance deposits	—	—	—	48	—	—	48	—	48
Other assets	—	—	—	(248)	—	—	(248)	—	(248)
Accounts payable	—	—	—	(1,661)	(348)	—	(2,009)	—	(2,009)
Accrued liabilities	—	(3,176)	—	8,798	119	—	5,741	—	5,741
Deferred revenue	—	—	—	352	—	—	352	—	352
Other liabilities	—	—	—	(639)	—	—	(639)	—	(639)

Net cash provided by operating activities	3,195	585	—	20,195	375	(8,544)	12,611	(3,195)	12,611

Cash flows from investing activities:
Capital expenditures	—	—	—	(4,071)	—	—	(4,071)	—	(4,071)

Net cash used in investing activities	—	—	—	(4,071)	—	—	(4,071)	—	(4,071)

Cash flows from financing activities:
Repayment of debt	—	(7,000)	—	(98)	—	—	(7,098)	—	(7,098)
Due to/from affiliates	(3,195)	6,415	—	(15,206)	247	8,544	—	3,195	—

Net cash used in financing activities	(3,195)	(585)	—	(15,304)	247	8,544	(7,098)	3,195	(7,098)

Increase in cash and cash equivalents	—	—	—	820	622	—	1,442	—	1,442
Cash and cash equivalents, beginning of period	—	—	—	15,154	753	—	15,907	—	15,907

Cash and cash equivalents, end of period	$—	$—	$—	$15,974	$1,375	$—	$17,349	$—	$17,349

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(15) Subsequent Events

Evaluation Date

The Company has evaluated new information and events through November 9, 2009 to determine the need to either update these consolidated financial statements or to provide disclosures about those events. Items for which disclosures were deemed necessary are listed below.

Current Refinancing Activities

As previously announced, the Company commenced a tender offer and consent solicitation for the Senior Subordinated Notes. The Company is offering to purchase any and all of the outstanding Senior Subordinated Notes and is soliciting for consents to proposed amendments to the indenture governing the Senior Subordinated Notes. The tender offer and the consent solicitation are contingent upon, among other things, the tender of at least a majority of the outstanding principal amount of the Senior Subordinated Notes and the refinancing of the Revolving Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our references to words or phrases such as “believes”, “anticipates”, “expects”, “plans”, “intends”, “may”, “should”, “will likely result”, “continue”, “estimates”, “projects” or similar expressions identify such forward-looking statements. We may also make forward looking statements in our earnings releases, earnings calls and other investor communications and reports we file with the SEC. We caution readers that such forward-looking statements, including those relating to our future business prospects, uncompensated care, working capital, accounts receivable collection, liquidity, cash flow, EBITDA, capital expenditures, insurance coverage and claim reserves, capital needs, future operating results, future compliance with covenants in our debt facilities or instruments and ability to successfully complete our refinancing transaction, wherever they appear in this Quarterly Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements, including the risks set forth in full in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed September 9, 2009 with the SEC, and in Item 1A of Part II and elsewhere in this Quarterly Report.

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

This Quarterly Report should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K filed with the SEC on September 9, 2009.

Management’s Overview

During fiscal 2010, our focus remains on implementing the Company’s strategic and operating activities including operational excellence in patient care delivery, revenue cycle management, new emergency revenue generation and continued expansion of the non-emergency business within existing markets. We intend to achieve these through continued focus on billing initiatives aimed at reducing uncompensated care and increasing average patient charge (“APC”), responsiveness to customer needs and investments in technology designed to maximize billing performance. Our continued focus on these items has contributed to a 6.8% growth in revenue and 24.0% growth in EBITDA in the first quarter of fiscal 2010 as compared to the same period in the prior year.

We continue to focus on expanding our profit margin by increasing our gains in non-emergency market share and increasing transports through hospital-outsourced opportunities and partnerships with public systems. We believe this strategy will continue to demonstrate our ability to operate in this challenging economy. Similar to many companies with a large insured employee base, we have experienced a shift in employee health insurance expense toward an increase in the frequency of claims in excess of $50,000. These claims expenses are driven primarily by higher costs from specialized care including cancer treatments, neonatal care for premature infants and specialty medications. We anticipate employee health insurance costs will continue to be influenced by the trend.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 22 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. For the three months ended September 30, 2009 and 2008, respectively, 44.5% and 46.1% of our transports were generated from emergency ambulance services. Non-emergency ambulance services, including critical care transfers and other interfacility transports, comprised 55.5% and 53.9% of our transports for the same periods. All ambulance related services generated 85.8% and 84.8% of net revenue for the three months ended September 30, 2009 and 2008, respectively. The remainder of our net revenue was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the number of ambulance transports we take, the amount we expect to collect per transport and the cost we incur to provide these services.

The following is a summary of certain key operating statistics we use to evaluate our operations (EBITDA from continuing operations in thousands):

	Three Months Ended September 30,
	2009	2008
Net Medical Transport APC (1)	$389	$362
DSO (2)	49	59
EBITDA from continuing operations (3)	$17,795	$14,354
Medical Transports (4)	272,025	269,044

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations.

(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

(3)	See the discussion below of Earnings Before Interest, Taxes, Depreciation and Amortization including goodwill impairment (“EBITDA”).

(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA is defined by us as earnings before Interest Expense (Income), Taxes and Depreciation and Amortization, including Goodwill Impairment. Adjusted EBITDA excludes share-based compensation expense. EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. EBITDA and adjusted EBITDA are not considered measures of financial performance under GAAP, and the items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing our financial performance. EBITDA and adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and are susceptible to varying calculations, EBITDA and adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth our EBITDA and adjusted EBITDA for the three months ended September 30, 2009 and 2008, as well as a reconciliation to income (loss) from continuing and discontinued operations, the most directly comparable financial measure under GAAP(in thousands):

	Three Months Ended September 30,
	2009	2008
Income from continuing operations	$3,576	$1,571
Add (deduct):
Depreciation and amortization	3,879	3,390
Interest expense	7,470	7,813
Interest income	(82)	(115)
Income tax provision	3,657	2,222
Income attributable to noncontrolling interest	(705)	(527)

EBITDA from continuing operations attributable to Rural/Metro	17,795	14,354

Add (deduct):
Share-based compensation expense	136	45

Adjusted EBITDA from continuing operations attributable to Rural/Metro	17,931	14,399

Income (loss) from discontinued operations	48	(272)
Add (deduct):
Depreciation and amortization	—	5
Income tax provision (benefit)	37	(283)

EBITDA from discontinued operations attributable to Rural/Metro	85	(550)

Total adjusted EBITDA attributable to Rural/Metro	$18,016	$13,849

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

Uncompensated care write-offs fall into four categories: (1) denials for uncovered services by commercial insurers; (2) unpaid co-pays and deductibles under Medicare and commercial insurance programs; (3) denials for medical necessity by Medicare and Medicaid; and (4) write-offs related to patients who are uninsured or otherwise have no ability to pay.

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percent of our transport mix in the first three months of fiscal 2010 to 8.9% as compared to 10.0% in the first three months of fiscal 2009. Although we are not seeing an impact at this time and believe we have measures in place to promptly identify negative payer mix trends, we do recognize a weakened economy may shift our current transport mix to a higher volume of uninsured and underinsured claims. If this occurs, we may see higher uncompensated care write-offs as a result of a reduction in collections based on historical collections trends for this payer mix; which would in turn impact our cash flows from operations and overall liquidity.

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

From quarter to quarter the number of patients we transport within each payer group can vary. A shift in payer mix may increase or decrease the levels of uncompensated care. For instance, if we experience a shift from the Medicare payer group to the commercial insurance payer group we might expect to see a decrease in our uncompensated care write-offs due to a higher historical collection pattern associated with the commercial insurance payers.

Work Force Management

Our business strategy focuses on optimizing the deployment of our work force in order to meet contracted response times and otherwise maintain high levels of quality care and customer service. A key measure is our ability to efficiently and effectively manage labor resources and enhance operating results. Several factors may influence our labor management efforts, including our ability to maximize our mix of emergency and non-emergency ambulance business, significant wait times associated with emergency rooms that delay redeployment and market-specific shortages of qualified paramedics and emergency medical technicians that affect temporary wages. We also may experience increases in overtime and training wages due to growth in transport volume related to new contracts, expansion in existing markets and seasonal transport demand patterns.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended September 30, 2009 and 2008

(unaudited)

(in thousands, except per share amounts)

	2009	% of Net Revenue	2008	% of Net Revenue	$ Change	% Change
Net revenue	$131,981	100.0%	$123,573	100.0%	$8,408	6.8%

Operating expenses:
Payroll and employee benefits	81,938	62.1%	75,808	61.3%	6,130	8.1%
Depreciation and amortization	3,879	2.9%	3,390	2.7%	489	14.4%
Other operating expenses	28,268	21.4%	29,661	24.0%	(1,393)	(4.7)%
General/auto liability insurance expense	3,442	2.6%	3,418	2.8%	24	0.7%
Gain on sale of assets	(167)	(0.1)%	(195)	(0.2)%	28	(14.4)%

Total operating expenses	117,360	88.9%	112,082	90.7%	5,278	4.7%

Operating income	14,621	11.1%	11,491	9.3%	3,130	27.2%
Interest expense	(7,470)	(5.7)%	(7,813)	(6.3)%	343	(4.4)%
Interest income	82	0.1%	115	0.1%	(33)	(28.7)%

Income from continuing operations before income taxes	7,233	5.5%	3,793	3.1%	3,440	90.7%
Income tax provision	(3,657)	(2.8)%	(2,222)	(1.8)%	(1,435)	64.6%

Income from continuing operations	3,576	2.7%	1,571	1.3%	2,005	#
Income (loss) from discontinued operations, net of income taxes	48	0.0%	(272)	(0.2)%	320	#

Net income	3,624	2.7%	1,299	1.1%	2,325	#
Net income attributable to noncontrolling interest	(705)	(0.5)%	(527)	(0.4)%	(178)	(33.8)%

Net income attributable to Rural/Metro	$2,919	2.2%	$772	0.6%	$2,147	#

Income (loss) per share:
Basic -
Income from continuing operations attributable to Rural/Metro	$0.12		$0.04		$0.08
Income (loss) from discontinued operations attributable to Rural/Metro	0.00		(0.01)		0.01

Net income attributable to Rural/Metro	$0.12		$0.03		$0.09

Diluted-
Income from continuing operations attributable to Rural/Metro	$0.12		$0.04		$0.08
Income (loss) from discontinued operations attributable to Rural/Metro	0.00		(0.01)		0.01

Net income attributable to Rural/Metro	$0.12		$0.03		$0.09

Average number of common shares outstanding - Basic	24,858		24,823		35

Average number of common shares outstanding - Diluted	25,204		24,915		289

# - Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Ambulance services	$113,280	$104,752	$8,528	8.1%
Other services	18,701	18,821	(120)	(0.6)%

Total net revenue	$131,981	$123,573	$8,408	6.8%

Ambulance Services

The increase in ambulance services revenue is primarily due to $7.6 million in same service area revenue and $0.9 million from new emergency and non-emergency contracts in our Colorado, Tennessee and Oregon markets. The increase in same service area revenue included a $7.2 million increase in net medical transport APC and a $0.4 million increase in subsidies and master contract revenue.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume separated into same service area and new contracts, while the second table summarizes total transport volume separated into emergency and non-emergency.

	Three Months Ended September 30,
	2009	2008	Transport Change	% Change
Same service area medical transports	269,710	269,044	666	0.2%
New contract medical transports	2,315	N/A	2,315	#

Medical transports from continuing operations	272,025	269,044	2,981	1.1%

# - Variances over 100% not displayed

	Three Months Ended September 30,
	2009	% of Transports	2008	% of Transports	Transport Change	% Change
Emergency medical transports	120,948	44.5%	123,935	46.1%	(2,987)	(2.4)%
Non-emergency medical transports	151,077	55.5%	145,109	53.9%	5,968	4.1%

Medical transports from continuing operations	272,025	100.0%	269,044	100.0%	2,981	1.1%

The change in our same service area transports includes a decrease of approximately 5,100 transports related to the discontinuation of service on an emergency contract in Orange County, Florida in the three months ended September 30, 2008. Absent the discontinuation of this contract, same service area transport volume increased 5,771 transports or 2.2%. The growth in same service area transports relates to continuing growth in our non-emergency transport business in Tennessee, Georgia and Kentucky. New contract transport growth is related to our new emergency and non-emergency contracts in our Colorado, Tennessee and Oregon markets.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $89.9 million and $79.0 million for the three months ended September 30, 2009 and 2008, respectively. The increase of $10.9 million is primarily a result of rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 13.6% and 14.3% for the three months ended September 30, 2009 and 2008, respectively. High levels of uninsured and underinsured patients coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended September 30,
	2009	% of Gross Revenue	2008	% of Gross Revenue	$ Change	% Change
Gross Revenue	$235,272	100.0%	$214,307	100.0%	$20,965	9.8%
Contractual Discounts	(89,911)	(38.2)%	(79,008)	(36.9)%	(10,903)	(13.8)%
Uncompensated care	(32,081)	(13.6)%	(30,547)	(14.3)%	(1,534)	(5.0)%

Net Medical Transportation Revenue	$113,280	48.2%	$104,752	48.8%	$8,528	8.1%

Ambulance Services Revenue by Payer Category

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Three Months Ended September 30,
	2009	2008
Medicare	43.3%	38.6%
Medicaid	15.0%	14.4%
Commercial insurance	34.9%	39.3%
Self-pay	0.9%	1.7%
Fees/subsidies	5.9%	6.0%

Total	100.0%	100.0%

Net Medical Transport APC

Net medical transports APC for the three months ended September 30, 2009 increased to $389 from $362 for the three months ended September 30, 2008. The $27 increase was primarily due to improvement in collections and rate increases.

Other Services

Other services revenue has remained consistent in comparison to the same quarter of the prior year.

Operating Expenses

Payroll and Employee Benefits

The increase in payroll and employee benefits expense was primarily due to a $3.6 million increase in health insurance expense, of which $1.8 million relates to increased claims experience over the prior year and $1.8 million relates to adjustments to claims reserves for prior years. We have experienced an unusual number of high-dollar health insurance claims. We expect to see health insurance expense increase as a component of payroll expense in comparison to prior years. Additionally, we recorded $0.8 million of workers compensation expense in the current quarter related to the development of an aged workers compensation claim. The remainder of the change in payroll and employee benefits expense is primarily related to increases in transports and unit hours as well as annual merit increases.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to September 30, 2008.

Other Operating Expenses

The decrease in other operating expenses was primarily due to a $1.8 million decrease in fuel expense.

General/Auto Liability Insurance Expense

General/auto liability insurance expense was consistent in comparison to the same quarter of the prior year.

Interest Expense

The reduction in interest expense was related to decreased interest on the Term B Loan due to lower balances and interest rates offset by increases in the continued non-cash accretion of our Senior Discount Notes.

Income Tax Provision

During the three months ended September 30, 2009 and 2008, our effective tax rate for continuing operations was 50.6% and 58.6%, respectively. This rate differs from the federal statutory rate of 35.0% as a result of non-deductible non-cash interest expense related to our Senior Discount Notes, non-deductible executive compensation and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

We recorded a $37,000 income tax provision and a $0.3 million income tax benefit for discontinued operations during the three months ended September 30, 2009 and 2008, respectively. The Company made income tax payments of $0.3 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

Income from discontinued operations for the three months ended September 30, 2009 was $48,000 and includes a $37,000 income tax provision.

Loss from discontinued operations for the three months ended September 30, 2008 was $0.3 million, net of an income tax benefit of $0.3 million. The loss from discontinued operations before the income tax benefit was due primarily to $0.4 million recorded as a result of increasing our Medicare reserve contingency related to the Ohio compliance matter, a portion of which relates to our former Marion, Ohio operation.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 — Segments

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

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, segment profitability is defined as income from continuing operations before depreciation and amortization, interest and income taxes. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$22,838	$20,576	$2,262	11.0%
Other services	1,073	996	77	7.7%

Total net revenue	$23,911	$21,572	$2,339	10.8%

Segment profit	$6,506	$4,755	$1,751	36.8%
Segment profit margin	27.2%	22.0%
Medical transports	57,638	56,992	646	1.1%
Net Medical Transport APC	$382	$346	$36	10.4%
DSO (1)	43	55	(12)	(21.8)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to $2.0 million of increases in net medical transport APC and $0.2 million of increases related to transport volume. The net medical transport APC increase was primarily due to collection rate increases.

Payroll and employee benefits

Payroll and employee benefits was $11.5 million, or 48.0% of net revenue for the three months ended September 30, 2009, compared to $11.2 million, or 52.0% of net revenue, for the same period in the prior year. The increase is primarily due to increased health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses was $4.2 million for the three months ended September 30, 2009, or 17.5% of net revenue, compared to $4.0 million, or 18.8% of net revenue for the same period in the prior year.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$28,059	$25,091	$2,968	11.8%
Other services	7,461	7,030	431	6.1%

Total net revenue	$35,520	$32,121	$3,399	10.6%

Segment profit	$3,543	$3,411	$132	3.9%
Segment profit margin	10.0%	10.6%
Medical transports	84,892	77,375	7,517	9.7%
Net Medical Transport APC	$300	$290	$10	3.4%
DSO (1)	41	38	3	7.9%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $2.5 million increase in same service area revenue and a $0.5 million increase related to new contract revenue in Tennessee. The same service area revenue included a $1.8 million increase in medical transport volume and a $0.8 million increase in net medical APC. The increase in medical transports was due to growth in non-emergency transport volume in our Tennessee, Georgia and Kentucky markets related to concentrated marketing efforts to expand our non-emergency business. The increase in net medical transport APC is primarily due to changes in service level mix.

Other services revenue growth is due to increases in master fire contract and fire subscription revenue.

Payroll and employee benefits

Payroll and employee benefits was $22.6 million, or 63.5% of net revenue for the three months ended September 30, 2009, compared to $19.5 million, or 60.7% of net revenue, for the same period in the prior year. The increase was primarily due to increased ambulance unit hours to meet increased transport volume demand and $0.9 million of increased health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended September 30, 2009 was $6.6 million, or 18.6% of net revenue compared to $6.9 million, or 21.6% of net revenue, for the same period in the prior year. The decrease was primarily due to a $0.5 million decrease in fuel expenses.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$34,563	$31,784	$2,779	8.7%
Other services	9,989	10,402	(413)	(4.0)%

Total net revenue	$44,552	$42,186	$2,366	5.6%

Segment profit	$5,698	$4,551	$1,147	25.2%
Segment profit margin	12.8%	10.8%
Medical transports	58,341	59,838	(1,497)	(2.5)%
Net Medical Transport APC	$586	$525	$61	11.6%
DSO (1)	48	68	(20)	(29.4)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to $3.6 million of increases in net medical APC offset by a $0.8 million decrease in transport volume. Medical transports decreased primarily due to decreases in non-emergency transport volume. The increase in net medical transport APC was due to collection rate increases as well as rate increases.

Other services revenue was relatively consistent with the prior year.

Payroll and employee benefits

Payroll and employee benefits remained consistent at $24.6 million, or 55.2% of net revenue for the three months ended September 30, 2009, compared to $24.6 million, or 58.4% of net revenue, for the same period in the prior year. Decreases related to decreased transports and unit hours were offset by a $0.7 million increase in health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses increased to $11.0 million for the three months ended September 30, 2009, or 24.6% of net revenue, compared to $10.1 million, or 23.9% of net revenue, for the same period in the prior year. The current year reflects a $0.5 million decrease in fuel expense offset by less significant increases in professional fees, general/auto liability expense and other operating expenses.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$27,820	$27,301	$519	1.9%
Other services	178	393	(215)	(54.7)%

Total net revenue	$27,998	$27,694	$304	1.1%

Segment profit	$2,753	$2,164	$589	27.2%
Segment profit margin	9.8%	7.8%
Medical transports	71,154	74,839	(3,685)	(4.9)%
Net Medical Transport APC	$339	$320	$19	5.9%
DSO (1)	66	72	(6)	(8.3)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $0.4 million increase related to new emergency and non-emergency contracts in Colorado and Oregon. Same service area revenue remained consistent with prior year and included a $1.5 million decrease in transport volume offset by a $1.3 million increase in net medical transport APC as well as a $0.3 million increase in master contract revenue. Medical transports decreased primarily due to the discontinuation of service on an emergency contract in Orange County, Florida, which accounted for approximately 5,100 transports in the first quarter of fiscal 2009. The increase in net medical transport APC is primarily due changes in service level mix and rate increases.

We notified Salt Lake City, Utah that we would exit the market at the conclusion of our contract term in December 2009. Our decision was based on the inability during our four years in the market to secure a license to provide non-emergency ambulance services. Receiving such a license would have required a change to state law that, in our opinion, was not forthcoming. The Utah market accounted for transports and net revenue of 2,708 and $1.0 million for the three months ended September 30, 2009, respectively, and 2,867 and $1.0 million for the three months ended September 30, 2008, respectively. This market will be reclassified to discontinued operations in the three months ended December 31, 2009.

Payroll and employee benefits

Payroll and employee benefits was $15.7 million, or 56.1% of net revenue for the three months ended September 30, 2009, compared to $15.1 million, or 54.5% of net revenue, for the same period in the prior year. The increase was primarily due to $0.5 million increase in health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended September 30, 2009 was $8.1 million, or 28.8% of net revenue, compared to $8.9 million, or 32.3% of net revenue, for the same period in the prior year. The decrease was primarily due to decreases of $0.5 million in fuel expense and $0.3 million in general/auto liability expenses.

Critical Accounting Estimates and Policies

Our critical accounting estimates and policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. During the three months ended September 30, 2009, there have been no significant changes in our critical accounting estimates and policies. For a discussion of our critical accounting estimates and policies, see item 7 in our Form 10-K for the fiscal year ended June 30, 2009 filed on September 9, 2009.

The financial information as of September 30, 2009 should be read in conjunction with the financial statements for the year ended June 30, 2009 contained in our Form 10-K filed on September 9, 2009.

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

We have available to us, upon compliance with certain conditions, a $20.0 million Revolving Credit Facility, less any letters of credit outstanding under the $10.0 million sub-line with the revolving credit facility. There were no amounts outstanding under the revolving credit facility at September 30, 2009.

Effective March 4, 2010, the Revolving Credit Facility will expire and we will no longer have access to funds available under that facility. Given our cash flow from operations and the lack of usage of the Revolving Credit Facility, we do not believe that loss of access to the Revolving Credit Facility will impact our ability to fund current and future operations. See Note 15 to our consolidated financial statements filed with this Quarterly Report on Form 10-Q for a discussion regarding the Company’s refinancing activities.

Cash Flow

The table below summarizes cash flow information for the nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$17,561	$12,611
Net cash used in investing activities	(2,176)	(4,071)
Net cash used in financing activities	(10,480)	(7,098)

Operating Activities

Net cash provided by operating activities totaled $17.6 million and $12.6 million for the three months ended September 30, 2009 and 2008, respectively. The $5.0 million increase in net cash provided by operating activities was primarily due to higher net income and changes in working capital.

We had working capital of $62.3 million at September 30, 2009, including cash and cash equivalents of $42.0 million, compared to working capital of $60.7 million, including cash and cash equivalents of $37.1 million, at June 30, 2009. The increase in working capital as of September 30, 2009 is primarily related to increases in deferred income taxes, prepaid expense and cash and cash equivalents, and decreases in accounts payable. Those items were partially offset by decreases in accounts receivable and increases in accrued liabilities.

Investing Activities

Net cash used in investing activities includes capital expenditures. We had capital expenditures totaling $2.2 million and $4.1 million for the three months ended September 30, 2009 and 2008, respectively.

Financing Activities

Financing activities primarily consist of the repayment of debt and distributions to noncontrolling interest. During the three months ended September 30, 2009, we made a $10.0 million principal payment on our Term Loan B and made $0.4 million in distributions to the City of San Diego.

During the three months ended September 30, 2008, we made a $7.0 million principal payment on our Term Loan B.

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

Financial Covenant	Level to be Achieved at September 30, 2009	Level Achieved at September 30, 2009	Levels to be achieved at
			December 31, 2009	March 31, 2010	June 30, 2010
Debt leverage ratio	< 3.75	2.94	< 3.75	< 3.75		< 3.25
Interest expense coverage ratio	> 2.25	3.40	> 2.25	> 2.25		> 2.50
Fixed charge coverage ratio	> 1.10	1.54	> 1.10	> 1.10		> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	N/A	< $	30.0 million
New business capital expenditure (2)	N/A	N/A	N/A	N/A	< $	4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.

(2)	Measured annually at June 30.

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at September 30, 2009 as shown above. See Note 15 to our consolidated financial statements filed with this Quarterly Report on Form 10-Q for a discussion regarding the Company’s refinancing activities.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements filed with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 3.50% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.50%. Based on current amounts outstanding under Term Loan B at September 30, 2009, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.6 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the three month period ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RURAL/METRO CORPORATION

Dated: November 9, 2009	By:	/s/ JACK E. BRUCKER
Jack E. Brucker,
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KRISTINE B. PONCZAK
Kristine B. Ponczak,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA BERLINSKI
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