Form 10-Q
period 2009-12-31
RURAL/METRO CORP /DE/
filed 2010-02-09
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

There were 25,246,426 shares of the registrant’s Common Stock outstanding on February 3, 2010.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2009

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,136	$37,108
Restricted cash	4,560	—
Accounts receivable, net	59,869	64,355
Inventories	8,137	8,535
Deferred income taxes	24,851	25,032
Prepaid expenses and other	6,897	19,895

Total current assets	119,450	154,925
Property and equipment, net	47,040	49,096
Goodwill	37,700	37,700
Restricted cash	17,842	—
Deferred income taxes	42,754	41,678
Other assets	10,627	11,556

Total assets	$275,413	$294,955

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$15,187	$14,883
Accrued liabilities	43,348	57,588
Deferred revenue	20,899	21,585
Current portion of long-term debt	4,859	199

Total current liabilities	84,293	94,255
Long-term debt, net of current portion	266,037	277,110
Other long-term liabilities	30,374	28,497

Total liabilities	380,704	399,862

Commitments and contingencies (Note 10)
Rural/Metro stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,244,914 and 24,852,726 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	252	248
Additional paid-in capital	156,417	155,187
Treasury stock, 96,246 shares at both December 31, 2009 and June 30, 2009	(1,239)	(1,239)
Accumulated other comprehensive loss	(2,499)	(2,597)
Accumulated deficit	(260,182)	(258,331)

Total Rural/Metro stockholders’ deficit	(107,251)	(106,732)
Noncontrolling interest	1,960	1,825

Total deficit	(105,291)	(104,907)

Total liabilities and deficit	$275,413	$294,955

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net revenue	$133,513	$119,204	$264,335	$241,677

Operating expenses:
Payroll and employee benefits	81,096	74,419	162,387	149,537
Depreciation and amortization	3,827	3,613	7,637	6,925
Other operating expenses	30,862	27,463	58,753	56,772
General/auto liability insurance expense	5,182	2,373	8,599	5,771
Gain on sale of assets	(240)	(47)	(403)	(240)

Total operating expenses	120,727	107,821	236,973	218,765

Operating income	12,786	11,383	27,362	22,912
Interest expense	(7,175)	(7,763)	(14,645)	(15,576)
Interest income	49	33	131	148
Loss on debt extinguishment	(13,842)	—	(13,842)	—

(Loss) income from continuing operations before income taxes	(8,182)	3,653	(994)	7,484
Income tax benefit (provision)	4,035	(2,077)	398	(4,302)

(Loss) income from continuing operations	(4,147)	1,576	(596)	3,182
Loss from discontinued operations, net of income taxes	(293)	(290)	(220)	(597)

Net (loss) income	(4,440)	1,286	(816)	2,585
Net income attributable to noncontrolling interest	(330)	(215)	(1,035)	(742)

Net (loss) income attributable to Rural/Metro	$(4,770)	$1,071	$(1,851)	$1,843

(Loss) income per share:
Basic -
(Loss) income from continuing operations attributable to Rural/Metro	$(0.18)	$0.05	$(0.06)	$0.10
Loss from discontinued operations attributable to Rural/Metro	(0.01)	(0.01)	(0.01)	(0.03)

Net (loss) income attributable to Rural/Metro	$(0.19)	$0.04	$(0.07)	$0.07

Diluted -
(Loss) income from continuing operations attributable to Rural/Metro	$(0.18)	$0.05	$(0.06)	$0.10
Loss from discontinued operations attributable to Rural/Metro	(0.01)	(0.01)	(0.01)	(0.03)

Net (loss) income attributable to Rural/Metro	$(0.19)	$0.04	$(0.07)	$0.07

Average number of common shares outstanding - Basic	25,069	24,826	24,964	24,824

Average number of common shares outstanding - Diluted	25,069	24,910	24,964	24,913

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2009	24,852,726	$248	$155,187	$(1,239)	$(258,331)	$(2,597)	$(106,732)	$1,825	$(104,907)
Share-based compensation expense	—	—	136	—	—	—	136	—	136
Net common stock issued under share-based compensation plans	31,275	1	(67)	—	—	—	(66)	—	(66)
Tax benefit from share-based compensation	—	—	36	—	—	—	36	—	36
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(400)	(400)
Comprehensive income, net of tax:
Net income	—	—	—	—	2,919	—	2,919	705	3,624

Other comprehensive income, net of tax
Defined benefit pension plan:
Net amortization of prior service cost	—	—	—	—	—	10	10	—	10
Net amortization of net loss	—	—	—	—	—	39	39	—	39

Other comprehensive income							49	—	49

Comprehensive income							2,968	705	3,673

Balance at September 30, 2009	24,884,001	$249	$155,292	$(1,239)	$(255,412)	$(2,548)	$(103,658)	$2,130	$(101,528)

Share-based compensation expense	—	—	168	—	—	—	168	—	168
Net common stock issued under share-based compensation plans	360,913	3	502	—	—	—	505	—	505
Tax benefit from share-based compensation	—	—	455	—	—	—	455	—	455

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(500)	(500)
Comprehensive income, net of tax:
Net (loss) income	—	—	—	—	(4,770)	—	(4,770)	330	(4,440)

Defined benefit pension plan:
Net amortization of prior service cost	—	—	—	—	—	10	10	—	10
Net amortization of net loss	—	—	—	—	—	39	39	—	39

Other comprehensive income							49	—	49

Comprehensive (loss) income							(4,721)	330	(4,391)

Balance at December 31, 2009	25,244,914	$252	$156,417	$(1,239)	$(260,182)	$(2,499)	$(107,251)	$1,960	$(105,291)

See accompanying notes

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2008	24,822,726	$248	$154,918	$(1,239)	$(263,357)	$(439)	$(109,869)	$1,966	$(107,903)
Share-based compensation expense	—	—	45	—	—	—	45	—	45
Net common stock issued under share-based compensation plans	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—
Comprehensive income, net of tax:
Net income	—	—	—	—	772	—	772	527	1,299

Other comprehensive income, net of tax
Defined benefit pension plan:
Net amortization of prior service cost	—	—	—	—	—	9	9	—	9

Other comprehensive income							9	—	9

Comprehensive income							781	527	1,308

Balance at September 30, 2008	24,822,726	$248	$154,963	$(1,239)	$(262,585)	$(430)	$(109,043)	$2,493	$(106,550)

Share-based compensation expense	—	—	72	—	—	—	72	—	72
Net common stock issued under share-based compensation plans	20,000	—	2	—	—	—	2	—	2
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(250)	(250)
Comprehensive income, net of tax:
Net income	—	—	—	—	1,071	—	1,071	215	1,286

Defined benefit pension plan:
Net amortization of prior service cost	—	—	—	—	—	10	10	—	10

Other comprehensive income							10	—	10

Comprehensive income							1,081	215	1,296

Balance at December 31, 2008	24,842,726	$248	$155,037	$(1,239)	$(261,514)	$(420)	$(107,888)	$2,458	$(105,430)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(816)	$2,585
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	7,752	7,181
Non-cash adjustments to insurance claims reserves	2,149	(1,453)
Accretion of 12.75% Senior Discount Notes	5,465	4,830
Accretion of Term Loan due 2014	66	—
Deferred income taxes	(463)	2,128
Excess tax benefits from share-based compensation	(491)	—
Amortization of deferred financing costs	980	1,089
Non-cash loss on debt extinguishment	2,261	—
Loss on disposal of property and equipment	38	52
Gain on property insurance settlement	(119)	—
Share-based compensation expense	304	117
Change in assets and liabilities -
Accounts receivable	4,486	5,801
Inventories	398	46
Prepaid expenses and other	(75)	2,014
Other assets	(3,496)	339
Accounts payable	184	(2,591)
Accrued liabilities	(1,628)	(1,686)
Deferred revenue	(686)	(441)
Other liabilities	262	(680)

Net cash provided by operating activities	16,571	19,331

Cash flows from investing activities:
Capital expenditures	(5,514)	(8,191)
Proceeds on property insurance settlement	119	—
Proceeds from the sale/disposal of property and equipment	8	—
Increase in restricted cash	(22,402)	—

Net cash used in investing activities	(27,789)	(8,191)

Cash flows from financing activities:
Payments on Term Loan B	(66,000)	(7,000)
Payments on senior subordinated notes	(121,000)	—
Payments on other debt and capital leases	(147)	(207)
Borrowings under Term Loan due 2014	178,200	—
Debt issuance costs	(1,837)	—
Excess tax benefits from share-based compensation	491	—
Net proceeds from issuance of common stock under share-based compensation plans	439	2
Distributions to noncontrolling interest	(900)	(250)

Net cash used in financing activities	(10,754)	(7,455)

Increase (decrease) in cash and cash equivalents	(21,972)	3,685
Cash and cash equivalents, beginning of period	37,108	15,907

Cash and cash equivalents, end of period	$15,136	$19,592

Supplemental disclosure of non-cash operating activities:
Increase (decrease) in current assets and accrued liabilities for general liability insurance claim	$(13,073)	$1,160

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$620	$1,402

Supplemental cash flow information:
Cash paid for interest	$11,693	$9,656

Cash paid for income taxes, net	$1,279	$487

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results of operations for the full fiscal year.

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

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three and six months ended December 31, 2009 and 2008 reflect certain reclassifications for the adoption of the new accounting guidance related to noncontrolling interests as described below in Note 2 and discontinued operations as described in Note 12. These reclassifications have no effect on previously reported net income (loss).

New Accounting Policy – Restricted Cash

The Company classifies cash and cash equivalents which are restricted for use by contractual obligations or the Company’s intentions as restricted cash. The restricted cash is classified as current or noncurrent on the Company’s Consolidated Balance Sheets based on the expected timing of the expiration or termination of the contractual restriction or in the case of the Company’s intent, the expected timing of the use of the restricted cash. The Company classifies changes in restricted cash on its Consolidated Statements of Cash Flows as an investing activity due to the restricted cash placement in interest- bearing accounts. Refer to Note 5 for a detailed discussion of restricted cash transactions.

(2) Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009. Accordingly, the Company will adopt the ASU in the third quarter of fiscal 2010. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends ASC 810, Consolidation to include the new guidance issued in August 2009 that changes the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”). The ASU changes the approach to determining the primary beneficiary of a VIE and requires entities to more frequently assess whether they must consolidate VIEs. The ASU is effective for annual periods beginning after November 15, 2009. Accordingly, the Company will adopt the ASU in fiscal 2011. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures.

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 permits the use of net asset value per share as a practical expedient for measuring fair value of certain investments. The ASU also requires disclosures by major category of these investments. ASU 2009-12 is effective for interim and annual reporting periods ending after December 15, 2009, with early adoption permitted. The Company adopted the ASU in the second quarter of fiscal 2010 and the adoption did not have a material effect on its consolidated financial statements and related disclosures.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 clarifies how the fair value of liabilities should be measured and establishes a hierarchy for using different valuation methods. This ASU is effective for the first reporting period beginning after August 26, 2009, which for the Company is the second quarter of fiscal 2010. The Company adopted the ASU in the second quarter of fiscal 2010 and the adoption did not have a material effect on its consolidated financial statements and related disclosures.

In December 2008, the FASB issued a staff position that provides additional guidance regarding annual disclosures about plan assets of defined benefit pension or other postretirement plans. The additional guidance is codified under ASC 715-20-65. This additional guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. Accordingly, the Company has adopted the additional guidance for fiscal year 2010 and will comply with the disclosure requirements for its annual financial statements. The Company is currently evaluating the disclosure impact of adopting this guidance on its annual consolidated financial statements and related disclosures.

In December 2007, the FASB issued new guidance on business combinations. The new guidance is codified under ASC 805, Business Combinations. The new guidance establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. The new guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest (referred to as a “bargain purchase”). The new guidance requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, the new guidance requires costs incurred to effect a business combination to be recognized separately from the business combination and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is fiscal year 2010. The Company’s adoption of the new guidance did not have a material effect on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued new guidance that establishes accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The new guidance is codified under ASC 810-10-65. Specifically, the new guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. The new guidance also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. The new guidance, which was effective for the Company on July 1, 2009, was applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The accompanying unaudited consolidated financial statements reflect the required changes in presentation as described in the preceding sentence.

In September 2006, the FASB issued new guidance that defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The new guidance is codified under ASC 820, Fair Value Measurements and Disclosures. The new guidance applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, the new guidance does not require any new fair value measurements; however, for some entities, the application of the new guidance will change current practice. The new guidance was effective for the Company on July 1, 2008; however, in February 2008, the FASB issued additional guidance, codified under ASC 820-10, which delayed the effective date of the new guidance for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of the new guidance on July 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The adoption of the provisions of the new guidance with respect to its non-financial assets and non-financial liabilities on July 1, 2009 pursuant to the requirements of the additional guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

(3) Fair Value Measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•

Level 2: Observable inputs other than quoted prices substantiated by market data and observable, either directly or indirectly, for the asset or liability. This includes quoted prices for similar assets or liabilities in active markets.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate the related fair values due to the short-term maturities of these assets and liabilities.

The fair value of the Senior Subordinated Notes at December 31, 2009 was determined using the face value of the notes plus the call premium the Company will pay when it calls the notes in March 2010 (Level 2). The fair value of the Senior Subordinated Notes at June 30, 2009 was determined by reported market transaction prices closest to June 30, 2009 (Level 2). The fair value of the Senior Discount Notes was determined by reported market transaction prices closest to December 31, 2009 and June 30, 2009 (Level 2). The fair value of the Term Loan due 2014 as of December 31, 2009 was based on the quoted market ask price for the loan (Level 2). The fair value of the Term Loan B as of June 30, 2009 was based on the quoted market ask price for the loan (Level 2).

The following is a comparison of the fair value and recorded value of the Company’s long-term debt (in thousands):

	As of
	December 31, 2009		June 30, 2009
	Fair Value	Recorded Value	Fair Value	Recorded Value
Term Loan B due March 2011	$—	$—	$64,680	$66,000
Term Loan due December 2014	181,350	175,269	—	—
9.875% Senior Subordinated Notes due March 2015	4,297	4,000	111,250	125,000
12.75% Senior Discount Notes due March 2016	95,838	91,196	67,320	85,731

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

Additionally, the Company’s general/auto liability and workers’ compensation insurers require the Company to post collateral to support future expected claim payments. The Company has provided letters of credit as collateral to support retention limits. These letters of credit, issued under the Company’s 2009 Revolving Credit Facility and Cash Collateralized Letter of Credit Facility as discussed in Note 5, totaled $42.2 million at December 31, 2009. Letters of credit under the 2005 Revolving Credit Facility totaled $42.2 million at June 30, 2009.

General/Auto Liability

The classification of general/auto liability related amounts in the consolidated balance sheets as of December 31, 2009 and June 30, 2009 is as follows (in thousands):

	December 31, 2009	June 30, 2009
Receivables from insurers included in prepaid expenses and other	$—	$13,074
Receivables from insurers included in other assets	2,585	2,183

Total general/auto liability related assets	2,585	15,257

Claims reserves included in accrued liabilities	6,287	17,596
Claims reserves included in other liabilities	12,960	11,659

Total general/auto liability related liabilities	19,247	29,255

Net general/auto liability related liabilities	$16,662	$13,998

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. In April 2007, a jury awarded the plaintiff compensatory damages totaling $12.1 million, which included prejudgment interest of $0.5 million. The Company filed a motion to appeal. Interest continued to accrue while on appeal. The Company maintains excess insurance with coverage limits in excess of the award, for the related policy year, under which the excess carrier is liable for the remainder of the claim. In December 2009, the appeal was denied and the claim was paid by the Company’s insurance carriers. The Company had recorded a liability of $13.1 million at June 30, 2009, for the difference between the award plus accrued interest and the self-insured deductible with an offsetting receivable representing the amount due from the insurer. The liability was classified as a component of accrued liabilities and the offsetting receivable was classified as a component of prepaid expenses and other on the consolidated balance sheet as of June 30, 2009. The accrual, including accrued interest was reversed due to the settlement described above and therefore no amounts recorded at December 31, 2009 related to this case.

Workers’ Compensation

The classification of workers’ compensation related amounts in the consolidated balance sheets as of December 31, 2009 and June 30, 2009 is as follows (in thousands):

	December 31, 2009	June 30, 2009
Insurance deposits included in prepaid expenses and other	$259	$339
Receivables from insurers included in other assets	1,186	1,291

Total workers’ compensation related assets	1,445	1,630

Claims reserves and premium liabilities included in accrued liabilities	7,285	5,460
Claims reserves included in other liabilities	8,121	7,443

Total workers’ compensation related liabilities	15,406	12,903

Net workers’ compensation related liabilities	$13,961	$11,273

(5) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	December 31, 2009	June 30, 2009
Term Loan B due March 2011	$—	$66,000
Term Loan due December 2014	175,269	—
9.875% Senior Subordinated Notes due March 2015	4,000	125,000
12.75% Senior Discount Notes due March 2016	91,196	85,731
Other obligations, at varying rates from 5.90% to 14.64%, due through 2013	431	578

Long-term debt	270,896	277,309
Less: Current maturities	(4,859)	(199)

Long-term debt, net of current maturities	$266,037	$277,110

2009 Credit Facility

Effective December 9, 2009, the Company entered into a transaction whereby the existing 2005 Credit Facility was terminated. In connection with this transaction a tender offer was also made for the Senior Subordinated Notes. In order to terminate the existing debt the Company entered into a new five-year $180.0 million term loan and a four-year $40.0 million revolving credit facility with a $25.0 million letter of credit sub-line (“2009 Credit Facility”). Additionally, the Company entered into a cash collateralized letter of credit facility agreement that provides $17.6 million in letters of credit secured by $17.8 million deposited in a restricted account. The Company elected to use the gross method to account for the debt refinancing. As a result of the refinancing, the Company recognized a $13.8 million loss on extinguishment of debt in the consolidated statement of operations. The loss on extinguishment of debt was comprised of the write-off of unamortized debt issuance costs related to the Company’s 2005 Credit Facility and the expensing of certain third-party and lender fees, offset by the capitalization of debt issuance costs on the 2009 Credit Facility.

The loss on extinguishment of debt and changes in unamortized debt issuance costs (in thousands) are summarized as follows:

	Senior Subordinated Notes	Term Loan B	2005 Revolving Credit Facility	2005 Letter of Credit Facility	2009 Term Loan	2009 Revolving Credit Facility	Cash Collateralized Letter of Credit Facility	Total
Unamortized Debt Issuance Costs	$2,775	$547	$51	$425	$—	$—	$—	$3,798
Lender Fees	8,971	—	—	—	1,800	800	—	11,571
Third Party Fees	1,313	95	326	733	4,505	658	21	7,651
Fees Allocated to 2009 Credit Facility	(3,894)	(494)	(34)	(23)	4,388	57	—	—

Total Debt Refinancing Costs	$9,165	$148	$343	$1,135	$10,693	$1,515	$21	$23,020

Loss on Debt Extinguishment	9,076	148	343	1,135	3,140	—	—	13,842
Unamortized Debt Issuance Costs Balance at Transaction Date	89	—	—	—	2,756	1,515	21	4,381
Fees Recorded as Discount	—	—	—	—	4,797	—	—	4,797

2009 Term Loan

The 2009 Credit Facility includes a $180.0 million Term Loan due in December 2014 (“2009 Term Loan”). The 2009 Term Loan bears interest at the LIBO Rate (LIBOR) plus an applicable margin of 5% subject to a LIBOR floor of 2%, or at Rural/Metro LLC’s (a wholly-owned subsidiary of the Company) option, the Alternate Base Rate (“ABR”) as defined in the credit agreement plus an applicable margin of 4% subject to an ABR floor of 3%. In the case of the LIBOR option, whereby the contract periods may be equal to one, two, three or six months from the date of initial borrowing, interest is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. The 2009 Term Loan requires quarterly principal payments totaling 1% of the original principal balance in the first year, 5% of the original principal balance in the second through fourth years and 10% of the original principal balance in the fifth year of the agreement. Additionally, annual principal payments equal to 50% of fiscal year-end excess cash flow, as defined in the credit agreement, are required. The required excess cash flow payments may decrease to 25% or 0% based on the total leverage ratio, as defined in the credit agreement. The 2009 Term Loan may be prepaid without penalty (other than payment of certain losses and expenses incurred by the lender as a result of such prepayment) at any time at the option of Rural/Metro LLC. Based on the required principal payment terms, $0.8 million of the 2009 Term Loan has been classified as current on the Consolidated Balance Sheet as of December 31, 2009.

The Company capitalized $2.8 million of debt issuance costs related to the 2009 Term Loan which includes the transfer of $1.4 million of unamortized debt issuance costs and $1.4 million of fees incurred with third parties. The Company is amortizing those costs as interest expense over the term of the loan. Additionally, the 2009 Term Loan was issued at a discount of $1.8 million and $3.0 million of lender fees were also recorded as a discount, both of which are being accreted to interest expense over the term of the loan.

Through December 31, 2009, all of the outstanding 2009 Term Loan balance was accruing interest at 6.00% per annum under an ABR contract.

2009 Revolving Credit Facility

The 2009 Credit Facility includes a $40.0 million revolving credit facility, which matures in December 2013 (“2009 Revolving Credit Facility”). The 2009 Revolving Credit Facility includes a letter of credit sub-line whereby $25.0 million of the facility can be utilized to issue letters of credit. Letters of credit issued under the facility reduce the borrowing capacity on the total facility. Borrowings on the Revolving Credit Facility bear interest at the LIBO Rate (LIBOR) plus an applicable margin of 5% subject to a LIBOR floor of 2% or, at Rural/Metro LLC’s option, the ABR as defined in the credit agreement plus an applicable margin of 4% subject to an ABR floor of 3%. In the case of the LIBOR option, whereby the contract periods may be equal to one, two, three or six months from the date of initial borrowing, interest is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. Additionally, Rural/Metro LLC will pay a commitment fee to the Revolving Credit Facility Lenders equal to 0.75% on the undrawn revolving commitment, payable quarterly. An administrative fee of $125,000 per year is required to be paid in quarterly installments with the first installment due on the closing date.

Amounts related to outstanding letters of credit issued under the Revolving Credit Facility bear a participation fee of 5.0% and a fronting fee of 0.25%, payable quarterly.

The Company capitalized $1.5 million of deferred financing costs related to the 2009 Revolving Credit Facility which includes $0.8 million paid to the lenders in the facility and $0.7 million of fees incurred with third parties. The Company is amortizing those costs as interest expense over the term of the facility.

As of December 31, 2009, letters of credit totaling $24.7 million were outstanding under the 2009 Revolving Credit Facility. These letters of credit primarily support the Company’s insurance deductible programs. Aside from the letters of credit issued under the facility, no other amounts were outstanding under the 2009 Revolving Credit Facility at December 31, 2009.

Cash Collateralized Letter of Credit Facility

In addition to the $25.0 million letter of credit sub-line available under the 2009 Revolving Credit Facility, the Company entered into an additional letter of credit agreement (“Cash Collateralized LC Facility”). The initial commitment under the Cash Collateralized LC Facility was $17.6 million and matures on December 9, 2011 (the “Maturity Date”). Letters of credit issued under the agreement expire on the earlier of one year after the date of issuance, renewal or extension up to one year after the Maturity Date (subject to renewal in certain cases). These letters of credit primarily support the Company’s insurance deductible programs.

The Company executed a collateral pledge agreement as a condition to the Cash Collateralized LC Facility. The collateral pledge agreement requires the Company to maintain on deposit an amount equal to the amount of the commitments under the Cash Collateralized LC Facility plus 1.375% for fees and cash reserves. The deposit will be maintained in a money market demand account and used as security in the event any of the lenders are required to make a letter of credit disbursement. As of December 31, 2009, the Company had $17.6 million in letters of credit outstanding under the Cash Collateralized LC Facility and $17.8 million in restricted cash on deposit to guarantee those letters of credit. The restricted cash related to the Cash Collateralized LC Facility has been classified as a noncurrent asset on the Consolidated Balance Sheets due to the Company’s intent for the letters of credit to remain outstanding for a period greater than 12 months.

The Company must pay a participation fee of 1.25% of the face amount of the letters of credit, quarterly in arrears, to the administrative agent. The Company also must pay a 0.125% fronting fee to any new lenders if additional lenders enter the agreement.

The Company capitalized $21,000 of debt issuance costs related to the Cash Collateralized LC Facility. The Company is amortizing those costs as interest expense over the term of the facility.

Other Letters of Credit

Additionally, due to the timing of the debt refinancing transaction, there were two letters of credit totaling $0.4 million that could not be surrendered and exchanged for letters of credit under the new agreements. In order for the Company to close the debt refinancing transaction, the Company was required to enter into a pledge and assignment to deposit $0.4 million in a non-interest-bearing account as collateral for the two letters of credit. These letters of credit were therefore outstanding with this lender and were also outstanding under the new agreements at the date of the transaction. A fee of 0.125% will accrue on amounts outstanding under the pledge and assignment agreement.

Subsequent to the date of the transaction, but before December 31, 2009, one of these letters of credit totaling $0.1 million was surrendered and the related collateral of $0.1 million was released. As of December 31, 2009, the other letter of credit of $0.3 million was outstanding for which the Company maintained restricted cash of $0.3 million as collateral. The letter of credit is expected to be surrendered within the next twelve months; therefore the restricted cash has been classified as a current asset in the Condensed Consolidated Balance Sheets.

2005 Credit Facility

The Company’s 2005 Credit Facility included a Term Loan B Facility maturing in 2011, a $45.0 million Letter of Credit Facility maturing in 2011 and a $20.0 million Revolving Credit Facility maturing in March 2010, each of which were terminated in conjunction with the Company entering into the 2009 Credit Facility. The Term Loan B Facility, the Letter of Credit Facility and the Revolving Credit Facility are described below.

Term Loan B Facility

During the six months ended December 31, 2009, the Company made a $10.0 million principal payment on its Term Loan B and repaid the balance of $56.0 million in connection with its December 2009 refinancing transaction. There were no prepayment penalties or fees associated with the principal payments under the Term Loan B (other than payment of certain losses and expenses incurred by the lender as a result of such prepayment). In connection with the $10.0 million principal payment the Company wrote-off $0.1 million of deferred financing costs. In connection with its December 2009 refinancing transaction the Company incurred third-party fees and wrote off the remaining $0.5 million of unamortized debt issuance costs, a portion of which was transferred to the 2009 Term Loan and a portion of which was expensed as extinguishment of debt.

The Term Loan B bore interest at LIBOR plus 3.50% per annum, based on contractual periods from one to six months in length at the option of the Company. Through December 9, 2009, when the entire balance was repaid, all of the outstanding Term Loan B balance was under LIBOR option one-month contracts accruing interest at 3.74% per annum based on the interest rate contracts in effect at that time. At June 30, 2009, all of the outstanding Term Loan B balance was under a LIBOR one-month contract accruing interest at 3.8175% per annum.

Letter of Credit Facility

In connection with its December 2009 refinancing transaction the Company terminated the Letter of Credit Facility. In connection with the termination of the facility, the Company incurred third-party fees and wrote-off the remaining $0.4 million of unamortized debt issuance costs, a portion of which was transferred to the 2009 Credit Facility and a portion of which was expensed as the loss on extinguishment of debt.

The Letter of Credit Facility was available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors. The Letter of Credit Facility required the Company to pay a participation fee of 3.50% plus an administrative fee of 0.15% for a total of 3.65% per annum on the total facility payable quarterly. In addition, Rural/Metro LLC was required to pay a fronting fee of 0.125% per annum on issued letters of credit payable quarterly. In December 2009, the Company transferred its letters of credit under the 2005 Credit Facility to its letter of credit facility sub-line under its 2009 Revolving Credit Facility and its Cash Collateralized Letter of Credit Facility.

Revolving Credit Facility

In connection with its December 2009 refinancing transaction the Company terminated its Revolving Credit Facility. In connection with the termination of the facility, the Company incurred third-party fees and wrote-off the remaining $51,000 of unamortized debt issuance costs, a portion of which was transferred to the 2009 Credit Facility and a portion of which was expensed as the loss on extinguishment of debt. The Company’s $20.0 million Revolving Credit Facility included a letter of credit sub-line in the amount of $10.0 million and any letters of credit issued under the sub-line reduced the amount of drawings available under the Revolving Credit Facility by the amount of such letters of credit. The Revolving Credit Facility bore interest on all amounts drawn against the line at LIBOR plus 3.50% or, at Rural/Metro LLC’s option, the ABR plus 2.50%. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Revolving Credit Facility was payable on the last day of each contract period, subject to a maximum payment term of three months. Interest was payable at the end of each quarter in the case of the ABR option. A commitment fee of 0.50% was payable on the total undrawn revolving commitment, plus a fronting fee of 0.25% on any letter of credit issued under the sub-line, payable at the end of each quarter. Principal payments prior to maturity were not required.

Senior Subordinated Notes

On November 6, 2009, the Company announced the launch of a tender offer and consent solicitation for its outstanding 9.875% Senior Subordinated Notes. The purchase price per $1,000 principal of Senior Subordinated Notes to be paid for each validly tendered Senior Subordinated Note was (1) the redemption price of the Senior Subordinated Notes plus scheduled interest to March 15, 2010 discounted based on a yield to March 15, 2010 that is equal to the sum of (i) the yield on the 4.00% US Treasury note due March 15, 2010, and (ii) a fixed spread of 50 basis points, less (2) an amount equal to the consent payment. Those Senior Subordinated Note holders who tendered on or before the consent date of November 20, 2009 were paid a consent fee of $20 per $1,000 of principal amount of Senior Subordinated Notes. This equated to a payment of $1,074.14 for each $1,000 of principal amount of Senior Subordinated Notes for those tendered on or before the consent date and $1,054.14 for each $1,000 of principal amount of Senior Subordinated Notes tendered subsequent to the consent date. A total of $121.0 million of principal amount of Senior Subordinated Notes were tendered on or before the consent date. None of the remaining Senior Subordinated Notes were tendered after the consent date but prior to the expiration date of December 8, 2009. Therefore, $4.0 million of the Senior Subordinated Notes remain outstanding as of December 31, 2009.

In connection with its December 2009 refinancing transaction the Company paid lenders $9.0 million of tender and consent fees, incurred third-party fees and wrote-off $2.8 million of unamortized debt issuance costs, a portion of which was transferred to the 2009 Credit Facility and a portion of which was expensed as extinguishment of debt.

Under the terms of the agreement related to the 2009 Credit Facility, the Company must promptly call the remaining $4.0 million of Senior Subordinated Notes at the soonest date possible. The Company intends to call these notes in March 2010, at which time the Company will remit to lenders the $4.0 million of outstanding principal on the Senior Subordinated Notes plus a call premium of $0.3 million which is equal to 4.938% of the principal balance. The Company has set aside $4.3 million of cash to use in the call of the Senior Subordinated Notes, which has been classified as current restricted cash in the Consolidated Balance Sheet as of December 31, 2009.

Debt Covenants

The 2009 Credit Facility, Senior Subordinated Notes and Senior Discount Notes include various financial and non-financial covenants applicable to Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2009 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including an interest expense coverage ratio, a total leverage ratio, and a senior secured leverage ratio. The 2009 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company as a holding company, and other matters customarily restricted in such agreements. The financial covenants related to the Senior Subordinated Notes and the Senior Discount Notes are similar to or less restrictive than those under the 2009 Credit Agreement. The Company was in compliance with all of the applicable covenants under the 2009 Credit Facility as of December 31, 2009.

(6) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Current income tax benefit (provision)	$1,431	$(323)	$160	$(1,698)
Deferred income tax benefit (provision)	2,887	(1,564)	463	(2,128)

Total income tax benefit (provision)	$4,318	$(1,887)	$623	$(3,826)

Continuing operations benefit (provision)	$4,035	$(2,077)	$398	$(4,302)
Discontinued operations benefit (provision)	283	190	225	476

Total income tax benefit (provision)	$4,318	$(1,887)	$623	$(3,826)

The effective tax rate for the three and six months ended December 31, 2009 for continuing operations were 49.3% and 40.0%, respectively, which differ from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes.

The effective tax rate for the three and six months ended December 31, 2008 for continuing operations were 56.9% and 57.5%, respectively, which differ from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes.

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

(7) Share-Based Compensation

In December 2009, the Company granted 39,000 restricted stock units (“RSUs”) to the non-employee members of the Board of Directors of the Company with a grant date fair value of $5.74 per unit based on the closing price of the Company’s common stock on the grant date. Subject to continued service, the RSUs vest in three installments upon the date of the Company’s annual meeting of stockholders following fiscal years 2010 through 2012. The grant date fair value of the RSUs is recognized as compensation expense on a straight-line basis over the vesting period.

In August 2009, the Company granted 174,500 RSUs to employees. The RSUs have a fair value of $3.93 per unit based on the closing price of the Company’s common stock on the grant date. Vesting of the RSUs is based on continued service, certain performance metrics and a time based vesting schedule. The grant date fair value of the RSUs is recognized as compensation expense over a graded schedule with the first tranche amortized over the period between the grant date and the expected date the performance condition will be satisfied, and the remaining tranches amortized over the period between the grant date and the vesting date for each tranche. The Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of RSUs.

In August 2009, the Company also granted 174,500 stock appreciation rights (“SARs”) to employees. The SARs have an exercise price of $3.93, which is equal to the closing price of the Company’s common stock on the date of grant, and a weighted average fair value of $2.94 per unit as determined using the Black-Scholes option pricing model with the following assumptions:

Weighted average expected term	6.0 years
Weighted average risk-free interest rate	3.09%
Dividend yield	0%
Volatility	89%

The SARs vest over three years based on continued service and have contractual terms of seven years from the grant date. The grant date fair value of the SARs is recognized as compensation expense on a straight-line basis over the vesting period. The Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the exercise of SARs.

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense of the grant recipients’ requisite service periods. The share-based compensation expense that the Company recognized in its Consolidated Statements of Operations by type of award for the three and six months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
RSU compensation expense	$118	$58	$219	$96
SAR compensation expense	50	14	85	21

Total share-based compensation expense	$168	$72	$304	$117

The share-based compensation expense that the Company recognized in its Consolidated Statements of Operations by category for the three and six months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Payroll and employee benefits	$149	$60	$272	$93
Other operating expenses	19	12	32	24

Total share-based compensation expense	$168	$72	$304	$117

The increase in share-based compensation expense was the result of new awards.

As of December 31, 2009, the total unrecognized share-based compensation expense, excluding any forfeiture estimate, was $1.4 million. The remaining unrecognized share-based compensation expense will be recognized over a weighted average period of 2.1 years.

(8) Defined Benefit Plan

The Company provides a defined benefit pension plan (the “Plan”) covering eligible employees of one of its subsidiaries, primarily those covered by a collective bargaining arrangement. Eligibility is achieved upon the completion of one year of service, with full vesting achieved after the completion of five years of service.

The following table presents the components of net periodic benefit cost for the three and six months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Service cost	$408	$270	$816	$540
Interest cost	124	89	248	178
Expected return on plan assets	(155)	(147)	(310)	(294)
Net prior service cost amortization (1)	16	16	32	32
Net loss amortization (2)	63	—	126	—

Net periodic benefit cost	$456	$228	$912	$456

(1)	In the Consolidated Statement of Changes in Stockholders’ Deficit and Comprehensive Income, the amortization of prior service cost from accumulated other comprehensive income (loss) for both the three months ended September 30, 2009 and December 31, 2009 is net of an income tax provision of $6,000.

(2)	In the Consolidated Statement of Changes in Stockholders’ Deficit and Comprehensive Income, the amortization of net loss from accumulated other comprehensive income (loss) for both the three months ended September 30, 2009 and December 31, 2009 is net of an income tax provision of $24,000.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2009	2008
Discount rate	6.17%	6.86%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed $0.4 million and $0.8 million during each of the three and six months ended December 31, 2009, respectively and $0.6 million and $1.2 million during each of the three and six months ended December 31, 2008, respectively. The Company’s fiscal 2010 contributions are anticipated to approximate $2.0 million.

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

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income from continuing operations per share attributable to Rural/Metro computations for the three and six months ended December 31, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
(Loss) income from continuing operations	$(4,147)	$1,576	$(596)	$3,182
Less: Net income attributable to noncontrolling interest	330	215	1,035	742

(Loss) income from continuing operations attributable to Rural/Metro	(4,477)	1,361	(1,631)	2,440
Average number of shares outstanding - Basic	25,069	24,826	24,964	24,824
Add: Incremental shares for dilutive effect of stock options, RSUs and SARs	—	84	—	89

Average number of shares outstanding - Diluted	25,069	24,910	24,964	24,913

(Loss) income from continuing operations per share attributable to Rural/Metro - Basic	$(0.18)	$0.05	$(0.06)	$0.10

(Loss) income from continuing operations per share attributable to Rural/Metro - Diluted	$(0.18)	$0.05	$(0.06)	$0.10

For the three and six months ended December 31, 2009, no options shares, RSUs or SARs were included in the computation of (loss) income per share because there was a loss from continuing operations. For the three and six months ended December 31, 2008, certain option shares and SARs have been excluded from the calculation of diluted (loss) income from continuing operations per share attributable to Rural/Metro because the inclusion of those option shares and SARs would have been antidilutive for those periods. Such options and SARs totaled 0.8 million shares for the three and six months ended December 31, 2008.

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

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company disagrees with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a counteroffer of $2.4 million in exchange for a full release relating to the government’s allegations. For the six months ended December 31, 2008, the Company recorded charges of $0.8 million to continuing operations and $0.4 million to discontinued operations, as a portion of this matter relates to the Company’s discontinued operation in Marion, Ohio. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time, it is not possible to predict the ultimate conclusion of this investigation.

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

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, North Dakota, Oregon (fire), Southern Ohio, Tennessee

Southwest	Arizona

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Washington

Each reporting segment provides ambulance services while the Company’s fire and other services are in the South and Southwest segments.

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and loss on extinguishment of debt. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only. Segment asset information is not used by the Company’s chief operating decision maker in assessing segment performance.

The following table summarizes segment information for the three and six months ended December 31, 2009 and 2008 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Three months ended December 31, 2009
Net revenues from external customers:
Ambulance services	$22,999	$28,331	$36,727	$26,711	$114,768
Other services (1)	1,087	7,356	10,186	116	18,745

Total net revenue	$24,086	$35,687	$46,913	$26,827	$133,513

Segment profit from continuing operations	$5,056	$1,727	$7,878	$1,952	$16,613

	Mid-Atlantic	South	Southwest	West	Total
Three months ended December 31, 2008
Net revenues from external customers:
Ambulance services	$20,145	$25,016	$31,766	$23,981	$100,908
Other services (1)	964	6,851	10,147	334	18,296

Total net revenue	$21,109	$31,867	$41,913	$24,315	$119,204

Segment profit from continuing operations	$5,207	$2,654	$6,494	$641	$14,996
Six months ended December 31, 2009
Net revenues from external customers:
Ambulance services	$45,837	$56,390	$71,290	$53,510	$227,027
Other services (1)	2,160	14,680	20,175	293	37,308

Total net revenue	$47,997	$71,070	$91,465	$53,803	$264,335

Segment profit from continuing operations	$11,564	$5,258	$13,565	$4,612	$34,999
Six months ended December 31, 2008
Net revenues from external customers:
Ambulance services	$40,722	$50,107	$63,550	$50,319	$204,698
Other services (1)	1,960	13,745	20,548	726	36,979

Total net revenue	$42,682	$63,852	$84,098	$51,045	$241,677

Segment profit from continuing operations	$9,961	$6,045	$11,045	$2,786	$29,837

(1)	Other services consists of revenue generated from fire protection services; including master fire contracts and subscription fire services, airport fire and rescue; home health care services; and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Segment profit	$16,613	$14,996	$34,999	$29,837
Depreciation and amortization	(3,827)	(3,613)	(7,637)	(6,925)
Interest expense	(7,175)	(7,763)	(14,645)	(15,576)
Interest income	49	33	131	148
Loss on debt extinguishment	(13,842)	—	(13,842)	—

Income from continuing operations before income taxes	$(8,182)	$3,653	$(994)	$7,484

(12) Discontinued Operations

During fiscal 2010, the Company made the decision to exit fire protection contracts in Florida and Wisconsin and an ambulance services contract in Salt Lake City, Utah. Because these operations are considered separate components of the Company, the results of these operations, as well as operations discontinued in previous periods, are reported within (loss) income from discontinued operations in the Consolidated Statements of Operations for the three and six months ended December 31, 2009 and 2008. Although these markets were exited in fiscal 2010, the consolidated statements of operations for the three and six months ended December 31, 2008 have been recast to reflect these operations as discontinued.

(Loss) income from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others which are expected to continue. These ongoing services and related costs will be redirected to support new markets or for the expansion of existing service areas. Net revenue and (loss) income from discontinued operations, net of income taxes, is shown by segment in the tables below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net revenue:
Mid-Atlantic	$(7)	$536	$105	$1,055
South	103	358	505	774
Southwest	26	7	37	118
West	781	896	1,803	1,862

Net revenue from discontinued operations	$903	$1,797	$2,450	$3,809

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
(Loss) income:
Mid-Atlantic	$(21)	$(131)	$12	$(387)
South	(15)	(46)	—	(30)
Southwest	(33)	(32)	(26)	(69)
West	(224)	(81)	(206)	(111)

Loss from discontinued operations, net of income taxes	$(293)	$(290)	$(220)	$(597)

Loss from discontinued operations is presented net of an income tax benefit of $0.3 million and $0.2 million for the three months ended December 31, 2009 and 2008, respectively. Loss from discontinued operations is presented net of income tax benefit of $0.2 million and $0.5 million for the six months ended December 31, 2009 and 2008, respectively. The loss from discontinued operations for the three and six months ended December 31, 2009 is primarily related to the results of those operations discontinued in the current fiscal year. The loss from discontinued operations before the income tax benefit for the six months ended December 31, 2008 was primarily due to $0.4 million recorded as a result of increasing the Company’s Medicare reserve contingency related to the Ohio compliance matter described above in Note 10, a portion of which relates to our former Marion, Ohio operation. There was no net revenue or (loss) income from discontinued operations attributable to noncontrolling interest for the three and six months ended December 31, 2009 and 2008.

(13) Variable Interest Entity

GAAP requires a company to consolidate in its financial statements the assets, liabilities and activities of a VIE. GAAP provides guidance as to the definition of a VIE and requires that such VIEs be consolidated if the interest in the entity has certain characteristics including: voting rights not proportional to ownership and the right to receive the majority of expected residual returns or the requirement to absorb a majority of the expected losses. Additionally, the party exposed to the majority of the risks and rewards is the entity’s primary beneficiary, and the primary beneficiary must consolidate the entity.

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

(14) Consolidating Financial Information

The Senior Subordinated Notes are unsecured senior subordinated obligations of Rural/Metro LLC and Rural/Metro (Delaware) Inc. (“Rural/Metro Inc.” and together with Rural/Metro LLC, the “Senior Subordinated Notes Issuers”) and are fully and unconditionally guaranteed on a joint and several basis by the Company and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Consolidating financial information for Rural/Metro Corporation (which is reflected as “Parent” in the following tables), the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, SDMSE, which is consolidated in accordance with GAAP. The accompanying financial statements for the three and six months ended December 31, 2008 reflect certain reclassifications for new accounting guidance related to noncontrolling interests and for discontinued operations as described in Note 2 and Note 12, respectively. These reclassifications have no effect on previously reported net income (loss).

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$12,886	$2,250	$—	$15,136	$—	$15,136
Restricted cash	—	—	—	4,560	—	—	4,560	—	4,560
Accounts receivable, net	—	—	—	52,962	6,907	—	59,869	—	59,869
Inventories	—	—	—	8,137	—	—	8,137	—	8,137
Deferred income taxes	—	—	—	24,851	—	—	24,851	—	24,851
Prepaid expenses and other	—	36	—	6,861	—	—	6,897	—	6,897

Total current assets	—	36	—	110,257	9,157	—	119,450	—	119,450
Property and equipment, net	—	—	—	46,840	200	—	47,040	—	47,040
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Restricted cash	—	—	—	17,842	—	—	17,842	—	17,842
Deferred income taxes	—	—	—	42,754	—	—	42,754	—	42,754
Other assets	1,215	4,318	—	5,094	—	—	9,412	—	10,627
Due from (to) affiliates (1)	—	4,308	4,000	(434)	(3,874)	(4,000)	—	—	—
Due from (to) Parent Company	(56,447)	56,447	—	—	—	—	56,447	—	—
LLC investment in subsidiaries	—	154,236	—	—	—	(154,236)	—	—	—
Parent Company investment in LLC	39,177	—	—	—	—	—	—	(39,177)	—

Total assets	$(16,055)	$219,345	$4,000	$260,053	$5,483	$(158,236)	$330,645	$(39,177)	$275,413

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$14,123	$1,064	$—	$15,187	$—	$15,187
Accrued liabilities	—	900	—	41,959	489	—	43,348	—	43,348
Deferred revenue	—	—	—	20,886	13	—	20,899	—	20,899
Current portion of long-term debt	—	4,753	4,000	106	—	(4,000)	4,859	—	4,859

Total current liabilities	—	5,653	4,000	77,074	1,566	(4,000)	84,293	—	84,293

Long-term debt, net of current portion (1)	91,196	174,515	—	326	—	—	174,841	—	266,037
Other liabilities	—	—	—	30,374	—	—	30,374	—	30,374

Total liabilities	91,196	180,168	4,000	107,774	1,566	(4,000)	289,508	—	380,704

Rural/Metro stockholders’ equity (deficit):
Common stock	252	—	—	90	—	(90)	—	—	252
Additional paid-in capital	156,417	—	—	74,770	20	(74,790)	—	—	156,417
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Accumulated other comprehensive loss	(2,499)	—	—	—	—	—	—	—	(2,499)
Accumulated deficit	(260,182)	—	—	77,419	3,897	(81,316)	—	—	(260,182)
Member equity	—	39,177	—	—	—	—	39,177	(39,177)	—

Total Rural/Metro stockholders’ equity (deficit)	(107,251)	39,177	—	152,279	3,917	(156,196)	39,177	(39,177)	(107,251)

Noncontrolling interest	—	—	—	—	—	1,960	1,960	—	1,960

Total equity (deficit)	(107,251)	39,177	—	152,279	3,917	(154,236)	41,137	(39,177)	(105,291)
Total liabilities and equity (deficit)	$(16,055)	$219,345	$4,000	$260,053	$5,483	$(158,236)	$330,645	$(39,177)	$275,413

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at December 31, 2009 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$35,434	$1,674	$—	$37,108	$—	$37,108
Accounts receivable, net	—	—	—	57,116	7,239	—	64,355	—	64,355
Inventories	—	—	—	8,535	—	—	8,535	—	8,535
Deferred income taxes	—	—	—	25,032	—	—	25,032	—	25,032
Prepaid expenses and other	—	—	—	19,895	—	—	19,895	—	19,895

Total current assets	—	—	—	146,012	8,913	—	154,925	—	154,925
Property and equipment, net	—	—	—	48,896	200	—	49,096	—	49,096
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	41,678	—	—	41,678	—	41,678
Other assets	1,313	4,617	—	5,626	—	—	10,243	—	11,556
Due from (to) affiliates (1)	—	40,195	125,000	(36,423)	(3,772)	(125,000)	—	—	—
Due from (to) Parent Company	(57,471)	57,471	—	—	—	—	57,471	—	—
LLC investment in subsidiaries	—	128,350	—	—	—	(128,350)	—	—	—
Parent Company investment in LLC	35,157	—	—	—	—	—	—	(35,157)	—

Total assets	$(21,001)	$230,633	$125,000	$243,489	$5,341	$(253,350)	$351,113	$(35,157)	$294,955

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$13,567	$1,316	$—	$14,883	$—	$14,883
Accrued liabilities	—	4,476	—	52,744	368	—	57,588	—	57,588
Deferred revenue	—	—	—	21,576	9	—	21,585	—	21,585
Current portion of long-term debt	—	—	—	199	—	—	199	—	199

Total current liabilities	—	4,476	—	88,086	1,693	—	94,255	—	94,255

Long-term debt, net of current portion (1)	85,731	191,000	125,000	379	—	(125,000)	191,379	—	277,110
Other liabilities	—	—	—	28,497	—	—	28,497	—	28,497

Total liabilities	85,731	195,476	125,000	116,962	1,693	(125,000)	314,131	—	399,862

Rural/Metro stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	155,187	—	—	74,770	20	(74,790)	—	—	155,187
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive loss	(2,597)	—	—	—	—	—	—	—	(2,597)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Accumulated deficit	(258,331)	—	—	51,667	3,628	(55,295)	—	—	(258,331)
Member equity	—	35,157	—	—	—	—	35,157	(35,157)	—

Total Rural/ Metro stockholders’ equity (deficit)	(106,732)	35,157	—	126,527	3,648	(130,175)	35,157	(35,157)	(106,732)

Noncontrolling interest	—	—	—	—	—	1,825	1,825	—	1,825

Total equity (deficit)	(106,732)	35,157	—	126,527	3,648	(128,350)	36,982	(35,157)	(104,907)
Total liabilities and equity (deficit)	$(21,001)	$230,633	$125,000	$243,489	$5,341	$(253,350)	$351,113	$(35,157)	$294,955

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at June 30, 2009 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$129,895	$12,156	$(8,538)	$133,513	$—	$133,513

Operating expenses:
Payroll and employee benefits	149	—	—	80,907	40	—	80,947	—	81,096
Depreciation and amortization	—	—	—	3,827	—	—	3,827	—	3,827
Other operating expenses	19	—	—	27,979	11,402	(8,538)	30,843	—	30,862
General/auto liability insurance expense	—	—	—	5,105	77	—	5,182	—	5,182
Gain on sale of assets	—	—	—	(220)	(20)	—	(240)	—	(240)

Total operating expenses	168	—	—	117,598	11,499	(8,538)	120,559	—	120,727

Operating income	(168)	—	—	12,297	657	—	12,954	—	12,786
Equity in earnings of subsidiaries	(1,749)	16,332	—	—	—	(16,332)	—	1,749	—
Interest expense (1)	(2,853)	(4,239)	—	(83)	—	—	(4,322)	—	(7,175)
Interest income	—	—	—	47	2	—	49	—	49
Loss on extinguishment of debt	—	(13,842)	—	—	—	—	(13,842)	—	(13,842)

(Loss) income from continuing operations before income taxes	(4,770)	(1,749)	—	12,261	659	(16,332)	(5,161)	1,749	(8,182)
Income tax benefit	—	—	—	4,035	—	—	4,035	—	4,035

(Loss) income from continuing operations	(4,770)	(1,749)	—	16,296	659	(16,332)	(1,126)	1,749	(4,147)
Loss from discontinued operations, net of income taxes	—	—	—	(293)	—	—	(293)	—	(293)

Net (loss) income	$(4,770)	$(1,749)	$—	$16,003	$659	$(16,332)	$(1,419)	$1,749	$(4,440)
Net income attributable to noncontrolling interest	—	—	—	—	—	(330)	(330)	—	(330)

Net (loss) income attributable to Rural/Metro	$(4,770)	$(1,749)	$—	$16,003	$659	$(16,662)	$(1,749)	$1,749	$(4,770)

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$115,873	$10,756	$(7,425)	$119,204	$—	$119,204

Operating expenses:
Payroll and employee benefits	60	—	—	74,335	24	—	74,359	—	74,419
Depreciation and amortization	—	—	—	3,613	—	—	3,613	—	3,613
Other operating expenses	12	—	—	24,696	10,180	(7,425)	27,451	—	27,463
General/auto liability insurance expense	—	—	—	2,256	117	—	2,373	—	2,373
Gain on sale of assets	—	—	—	(47)	—	—	(47)	—	(47)

Total operating expenses	72	—	—	104,853	10,321	(7,425)	107,749	—	107,821

Operating income	(72)	—	—	11,020	435	—	11,455	—	11,383
Equity in earnings of subsidiaries	3,696	8,822	—	—	—	(8,822)	—	(3,696)	—
Interest expense (1)	(2,553)	(5,126)	—	(84)	—	—	(5,210)	—	(7,763)
Interest income	—	—	—	36	(3)	—	33	—	33

Income from continuing operations before income taxes	1,071	3,696	—	10,972	432	(8,822)	6,278	(3,696)	3,653
Income tax provision	—	—	—	(2,077)	—	—	(2,077)	—	(2,077)

Income from continuing operations	1,071	3,696	—	8,895	432	(8,822)	4,201	(3,696)	1,576
Income from discontinued operations, net of income taxes	—	—	—	(290)	—	—	(290)	—	(290)

Net income	$1,071	$3,696	$—	$8,605	$432	$(8,822)	$3,911	$(3,696)	$1,286
Net income attributable to noncontrolling interest	—	—	—	—	—	(215)	(215)	—	(215)

Net income attributable to Rural/Metro	$1,071	$3,696	$—	$8,605	$432	$(9,037)	$3,696	$(3,696)	$1,071

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$256,514	$24,380	$(16,559)	$264,335	$—	$264,335

Operating expenses:
Payroll and employee benefits	272	—	—	162,037	78	—	162,115	—	162,387
Depreciation and amortization	—	—	—	7,637	—	—	7,637	—	7,637
Other operating expenses	32	—	—	53,035	22,245	(16,559)	58,721	—	58,753
General/auto liability insurance expense	—	—	—	8,558	41	—	8,599	—	8,599
Gain on sale of assets	—	—	—	(354)	(49)	—	(403)	—	(403)

Total operating expenses	304	—	—	230,913	22,315	(16,559)	236,669	—	236,973

Operating income	(304)	—	—	25,601	2,065	—	27,666	—	27,362
Equity in earnings of subsidiaries	4,020	26,786	—	—	—	(26,786)	—	(4,020)	—
Interest expense (1)	(5,567)	(8,924)	—	(154)	—	—	(9,078)	—	(14,645)
Interest income	—	—	—	127	4	—	131	—	131
Loss on extinguishment of debt	—	(13,842)	—	—	—	—	(13,842)	—	(13,842)

(Loss) income from continuing operations before income taxes	(1,851)	4,020	—	25,574	2,069	(26,786)	4,877	(4,020)	(994)
Income tax benefit	—	—	—	398	—	—	398	—	398

(Loss) income from continuing operations	(1,851)	4,020	—	25,972	2,069	(26,786)	5,275	(4,020)	(596)
Loss from discontinued operations, net of income taxes	—	—	—	(220)	—	—	(220)	—	(220)

Net (loss) income	$(1,851)	$4,020	$—	$25,752	$2,069	$(26,786)	$5,055	$(4,020)	$(816)
Net income attributable to noncontrolling interest	—	—	—	—	—	(1,035)	(1,035)	—	(1,035)

Net (loss) income attributable to Rural/Metro	$(1,851)	$4,020	$—	$25,752	$2,069	$(27,821)	$4,020	$(4,020)	$(1,851)

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$234,458	$22,214	$(14,995)	$241,677	$—	$241,677

Operating expenses:
Payroll and employee benefits	93	—	—	149,396	48	—	149,444	—	149,537
Depreciation and amortization	—	—	—	6,925	—	—	6,925	—	6,925
Other operating expenses	24	—	—	51,284	20,459	(14,995)	56,748	—	56,772
General/auto liability insurance expense	—	—	—	5,555	216	—	5,771	—	5,771
Gain on sale of assets	—	—	—	(240)	—	—	(240)	—	(240)

Total operating expenses	117	—	—	212,920	20,723	(14,995)	218,648	—	218,765

Operating income	(117)	—	—	21,538	1,491	—	23,029	—	22,912
Equity in earnings of subsidiaries	6,891	17,366	—	—	—	(17,366)	—	(6,891)	—
Interest expense (1)	(4,931)	(10,475)	—	(170)	—	—	(10,645)	—	(15,576)
Interest income	—	—	—	154	(6)	—	148	—	148

Income from continuing operations before income taxes	1,843	6,891	—	21,522	1,485	(17,366)	12,532	(6,891)	7,484
Income tax provision	—	—	—	(4,302)	—	—	(4,302)	—	(4,302)

Income from continuing operations	1,843	6,891	—	17,220	1,485	(17,366)	8,230	(6,891)	3,182
Loss from discontinued operations, net of income taxes	—	—	—	(597)	—	—	(597)	—	(597)

Net income	$1,843	$6,891	$—	$16,623	$1,485	$(17,366)	$7,633	$(6,891)	$2,585
Net income attributable to noncontrolling interest	—	—	—	—	—	(742)	(742)	—	(742)

Net income attributable to Rural/Metro	$1,843	$6,891	$—	$16,623	$1,485	$(18,108)	$6,891	$(6,891)	$1,843

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net (loss) income	$(1,851)	$4,020	$—	$25,752	$2,069	$(26,786)	$5,055	$(4,020)	$(816)
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	7,752	—	—	7,752	—	7,752
Non-cash adjustments to insurance claims reserves	—	—	—	2,149	—	—	2,149	—	2,149
Accretion of 12.75% Senior Discount Notes	5,465	—	—	—	—	—	—	—	5,465
Accretion of Term Loan due 2014	—	66	—	—	—	—	66	—	66
Deferred income taxes	—	—	—	(463)	—	—	(463)	—	(463)
Excess tax benefit from share-based compensation	(491)	—	—	—	—	—	—	—	(491)
Amortization of deferred financing costs	99	881	—	—	—	—	881	—	980
Non-cash loss on extinguishment of debt	—	—	—	2,261	—	—	2,261	—	2,261
Loss on disposal of property and equipment	—	—	—	38	—	—	38	—	38
Proceeds on property insurance settlement	—	—	—	(119)	—	—	(119)	—	(119)
Share-based compensation expense	304	—	—	—	—	—	—	—	304
Distributions from affiliates	—	900	—	—	—	—	900	(900)	—
Changes in assets and liabilities -
Accounts receivable	—	—	—	4,154	332	—	4,486	—	4,486
Inventories	—	—	—	398	—	—	398	—	398
Prepaid expenses and other	—	—	—	(75)	—	—	(75)	—	(75)
Other assets	—	—	—	(3,496)	—	—	(3,496)	—	(3,496)
Accounts payable	—	—	—	436	(252)	—	184	—	184
Accrued liabilities	—	(3,576)	—	1,827	121	—	(1,628)	—	(1,628)
Deferred revenue	—	—	—	(690)	4	—	(686)	—	(686)
Other liabilities	—	—	—	262	—	—	262	—	262

Net cash provided by operating activities	3,526	2,291	—	40,186	2,274	(26,786)	17,965	(4,920)	16,571

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from investing activities:
Capital expenditures	—	—	—	(5,514)	—	—	(5,514)	—	(5,514)
Proceeds from the sale of property and equipment	—	—	—	8	—	—	8	—	8
Proceeds from property insurance settlement	—	—	—	119	—	—	119	—	119
Increase in restricted cash	—	—	—	(22,402)	—	—	(22,402)	—	(22,402)

Net cash used in investing activities	—	—	—	(27,789)	—	—	(27,789)	—	(27,789)

Cash flows from financing activities:
Payment of Term Loan B	—	(66,000)	—	—	—	—	(66,000)	—	(66,000)
Repayment of Senior Subordinated Notes	—	(121,000)	(121,000)	—	—	—	(242,000)	121,000	(121,000)
Payments on other debt and capital leases	—	—	—	(147)	—	—	(147)	—	(147)
Borrowings under Term Loan due 2014	—	178,200	—	—	—	—	178,200	—	178,200
Debt issuance costs	—	(1,837)	—	—	—	—	(1,837)	—	(1,837)
Excess tax benefit from share-based compensation	491	—	—	—	—	—	—	—	491
Issuance of common stock	439	—	—	—	—	—	—	—	439
Distribution to noncontrolling interest	—	—	—	—	(900)	—	(900)	—	(900)
Distribution to Rural/Metro LLC	—	—	—	—	(900)	—	(900)	900	—
Due to/from affiliates	(4,456)	8,346	121,000	(34,798)	102	26,786	121,436	(116,980)	—

Net cash used in financing activities	(3,526)	(2,291)	—	(34,945)	(1,698)	26,786	(12,148)	4,920	(10,754)

Increase (decrease) in cash and cash equivalents	—	—	—	(22,548)	576	—	(21,972)	—	(21,972)
Cash and cash equivalents, beginning of period	—	—	—	35,434	1,674	—	37,108	—	37,108

Cash and cash equivalents, end of period	$—	$—	$—	$12,886	$2,250	$—	$15,136	$—	$15,136

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non-Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$1,843	$6,891	$—	$16,623	$1,485	$(17,366)	$7,633	$(6,891)	$2,585
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	7,181	—	—	7,181	—	7,181
Non-cash adjustments to insurance claims reserves	—	—	—	(1,453)	—	—	(1,453)	—	(1,453)
Accretion of 12.75% Senior Discount Notes	4,830	—	—	—	—	—	—	—	4,830
Deferred income taxes	—	—	—	2,128	—	—	2,128	—	2,128
Amortization of deferred financing costs	99	990	—	—	—	—	990	—	1,089
Loss on disposal of property and equipment	—	—	—	52	—	—	52	—	52
Stock-based compensation expense	117	—	—	—	—	—	—	—	117
Distributions from affiliates	—	250	—	—	—	—	250	(250)	—
Changes in assets and liabilities -
Accounts receivable	—	—	—	5,622	179	—	5,801	—	5,801
Inventories	—	—	—	46	—	—	46	—	46
Prepaid expenses and other	—	3	—	2,011	—	—	2,014	—	2,014
Other assets	—	—	—	339	—	—	339	—	339
Accounts payable	—	—	—	(1,942)	(649)	—	(2,591)	—	(2,591)
Accrued liabilities	—	(45)	—	(1,830)	189	—	(1,686)	—	(1,686)
Deferred revenue	—	—	—	(441)	—	—	(441)	—	(441)
Other liabilities	—	—	—	(680)	—	—	(680)	—	(680)

Net cash provided by operating activities	6,889	8,089	—	27,656	1,204	(17,366)	19,583	(7,141)	19,331

Cash flows from investing activities:
Capital expenditures	—	—	—	(8,191)	—	—	(8,191)	—	(8,191)

Net cash used in investing activities	—	—	—	(8,191)	—	—	(8,191)	—	(8,191)

Cash flows from financing activities:
Repayment of debt	—	(7,000)	—	—	—	—	(7,000)	—	(7,000)
Payments on other debt and capital leases	—	—	—	(207)	—	—	(207)	—	(207)
Issuance of common stock	2	—	—	—	—	—	—	—	2
Distribution to noncontrolling interest	—	—	—	—	(250)	—	(250)	—	(250)
Distribution to Rural/Metro LLC	—	—	—	—	(250)	—	(250)	250	—
Due to/from affiliates	(6,891)	(1,089)	—	(16,292)	15	17,366	—	6,891	—

Net cash used in financing activities	(6,889)	(8,089)	—	(16,499)	(485)	17,366	(7,707)	7,141	(7,455)

Increase in cash and cash equivalents	—	—	—	2,966	719	—	3,685	—	3,685
Cash and cash equivalents, beginning of period	—	—	—	15,154	753	—	15,907	—	15,907

Cash and cash equivalents, end of period	$—	$—	$—	$18,120	$1,472	$—	$19,592	$—	$19,592

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(15) Subsequent Events

Evaluation Date

The Company has evaluated new information and events through February 9, 2010 to determine the need to either update these consolidated financial statements or to provide disclosures about those events. Items for which disclosures were deemed necessary are listed below.

Resignation of Chief Executive Officer

In January 2010 the Chief Executive Officer (CEO), Jack E. Brucker, provided notice of his resignation. The Company has initiated a search for a new CEO and in the interim, has appointed Conrad A. Conrad, the Chairman of its Board of Directors, as interim President and CEO. In connection with his resignation, Mr. Brucker repaid a note of $0.3 million. Additionally, related to his resignation, the Company will recognize additional amortization expense totaling $0.2 million over the next twelve months.

Notice to Call Remaining Senior Subordinated Notes

In February 2010, the Company notified lenders of its intent to the call the remaining outstanding Senior Subordinated Notes. Refer to Note 5 for a discussion of the call.

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

Management’s Overview

During fiscal 2010, our focus remains on implementing the Company’s strategic and operating activities including operational excellence in patient care delivery, revenue cycle management, new emergency revenue generation and continued expansion of the non-emergency business within existing markets. We intend to achieve these through continued focus on billing initiatives aimed at reducing uncompensated care and increasing average patient charge (“APC”), responsiveness to customer needs and investments in technology designed to maximize billing performance. Our continued focus on these items has contributed to a 9.4% growth in revenue and 17.3% growth in adjusted EBITDA, in fiscal 2010 as compared to the same period in the prior year.

We continue to focus on expanding our profit margin by increasing our gains in non-emergency market share and increasing transports through hospital-outsourced opportunities and partnerships with public systems. We believe this strategy will continue to demonstrate our ability to operate in this challenging economy.

2009 Debt Refinancing

In December 2009, we effected a refinancing of our 2005 Credit Facility by terminating and extinguishing our Term Loan B, Revolving Credit Facility and substantially all of our Senior Subordinated Notes. These instruments were replaced by the 2009 Credit Facility and a cash collateralized letter of credit facility. The refinancing resulted in a loss on the extinguishment of debt of $13.8 million. The new facility provides for extended maturities as well as increased flexibility with the respect to the principal reduction on our other debt instruments. It is expected that cash interest expense will decrease approximately $2.0 million annually under the new credit facility.

Average Patient Charge (APC)

Net medical transport APC increased $33 to $397 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. We have seen significant growth in year over year net medical transport APC primarily related to increased collections driven by our billing initiatives and rate increases. The ambulance industry has recently experienced some changes in the Medicare reimbursement environment. These changes include the lack of an annual CPI adjustment for calendar year 2010 and the expiration of the 2% urban and 3% rural adjustment, both of which affect all of our operating segments. While we are hopeful that any federal legislation passed with regard to Medicare coverage will include a retroactive application of these adjustments, there is no guarantee that will be the case. If there is no such retroactive application, our Medicare revenue may decline. Additionally, we experienced the final phase-in of the national Medicare fee schedule on December 31, 2009 which primarily affects our West and Mid-Atlantic operating segments. We believe that these changes in the reimbursement environment may adversely affect the growth rate on our net medical transport APC.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 20 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. For the six months ended December 31, 2009 and 2008, respectively, 43.9% and 44.7% of our transports were generated from emergency ambulance services. Non-emergency ambulance services, including critical care transfers and other interfacility transports, comprised 56.1% and 55.3% of our transports for the same periods. All ambulance related services generated 85.9% and 84.7% of net revenue for the six months ended December 31, 2009 and 2008, respectively. The remainder of our net revenue was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the number of ambulance transports we take, the amount we expect to collect per transport and the cost we incur to provide these services.

The following is a summary of certain key operating statistics we use to evaluate our operations (Adjusted EBITDA from continuing operations in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net Medical Transport APC (1)	$397	$364	$393	$363
DSO (2)	46	57	46	57
Adjusted EBITDA from continuing operations (3)	$16,451	$14,853	$34,268	$29,212
Medical Transports (4)	271,856	258,344	541,173	524,521

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations.

(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

(3)	See the discussion below of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization including goodwill impairment (“Adjusted EBITDA”). For the three and six months ended December 31, 2009, EBITDA includes $13,842 for loss on debt extinguishment.

(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.

Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA from continuing operations attributable to Rural/Metro (“EBITDA”) is defined by us as income (loss) from continuing operations before Interest Expense (Income), Taxes, Income Attributable to Noncontrolling Interest and Depreciation and Amortization, including Goodwill Impairment. Adjusted EBITDA from continuing operations attributable to Rural/Metro (“Adjusted EBITDA”) excludes share-based compensation expense and loss on debt extinguishment. Adjusted EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. Adjusted EBITDA is not considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth our EBITDA and adjusted EBITDA for the three and six months ended December 31, 2009 and 2008, as well as a reconciliation to (loss) income from continuing and discontinued operations, the most directly comparable financial measure under GAAP(in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
(Loss) income from continuing operations	$(4,147)	$1,576	$(596)	$3,182
Add (deduct):
Depreciation and amortization	3,827	3,613	7,637	6,925
Interest expense	7,175	7,763	14,645	15,576
Interest income	(49)	(33)	(131)	(148)
Income tax provision (benefit)	(4,035)	2,077	(398)	4,302
Income attributable to noncontrolling interest	(330)	(215)	(1,035)	(742)

EBITDA from continuing operations attributable to Rural/Metro	2,441	14,781	20,122	29,095

Add (deduct):
Share-based compensation expense	168	72	304	117
Loss on debt extinguishment	13,842	—	13,842	—

Adjusted EBITDA from continuing operations attributable to Rural/Metro	16,451	14,853	34,268	29,212

Loss from discontinued operations	(293)	(290)	(220)	(597)
Add (deduct):
Depreciation and amortization	46	172	115	256
Income tax provision (benefit)	(282)	(190)	(225)	(476)

EBITDA from discontinued operations attributable to Rural/Metro	(529)	(308)	(330)	(817)

Total adjusted EBITDA attributable to Rural/Metro	$15,922	$14,545	$33,938	$28,395

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percent of our transport mix in the first six months of fiscal 2010 to 9.0% as compared to 10.2% in the first six months of fiscal 2009. Although we are not seeing an impact at this time and believe we have measures in place to promptly identify negative payer mix trends, we do recognize a weakened economy may shift our current transport mix to a higher volume of uninsured and underinsured claims. If this occurs, we may see higher uncompensated care write-offs as a result of a reduction in collections based on historical collections trends for this payer mix; which would in turn impact our cash flows from operations and overall liquidity.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended December 31, 2009 and 2008

(unaudited)

(in thousands, except per share amounts)

	2009	% of Net Revenue	2008	% of Net Revenue	$ Change	% Change
Net revenue	$133,513	100.0%	$119,204	100.0%	$14,309	12.0%

Operating expenses:
Payroll and employee benefits	81,096	60.7%	74,419	62.4%	6,677	9.0%
Depreciation and amortization	3,827	2.9%	3,613	3.0%	214	5.9%
Other operating expenses	30,862	23.1%	27,463	23.0%	3,399	12.4%
General/auto liability insurance expense	5,182	3.9%	2,373	2.0%	2,809	#
Gain on sale of assets	(240)	(0.2)%	(47)	0.0%	(193)	#

Total operating expenses	120,727	90.4%	107,821	90.5%	12,906	12.0%

Operating income	12,786	9.6%	11,383	9.5%	1,403	12.3%
Interest expense	(7,175)	(5.4)%	(7,763)	(6.5)%	588	7.6%
Interest income	49	0.0%	33	0.0%	16	48.5%
Loss on debt extinguishment	(13,842)	(10.4)%	—	—	(13,842)	#

(Loss) income from continuing operations before income taxes	(8,182)	(6.1)%	3,653	3.1%	(11,835)	#
Income tax benefit (provision)	4,035	3.0%	(2,077)	(1.7)%	6,112	#

(Loss) income from continuing operations	(4,147)	(3.1)%	1,576	1.3%	(5,723)	#
Loss from discontinued operations, net of income taxes	(293)	(0.2)%	(290)	(0.2)%	(3)	(1.0)%

Net (loss) income	(4,440)	(3.3)%	1,286	1.1%	(5,726)	#
Net income attributable to noncontrolling interest	(330)	(0.2)%	(215)	(0.2)%	(115)	(53.5)%

Net (loss) income attributable to Rural/Metro	$(4,770)	(3.6)%	$1,071	0.9%	$(5,841)	#

(Loss) income per share:
Basic -
(Loss) income from continuing operations attributable to Rural/Metro	$(0.18)		$0.05		$(0.23)
Loss from discontinued operations attributable to Rural/Metro	(0.01)		(0.01)		—

Net income (loss) attributable to Rural/Metro	$(0.19)		$0.04		$(0.23)

Diluted-
(Loss) income from continuing operations attributable to Rural/Metro	$(0.18)		$0.05		$(0.23)
Loss from discontinued operations attributable to Rural/Metro	(0.01)		(0.01)		—

Net income (loss) attributable to Rural/Metro	$(0.19)		$0.04		$(0.23)

Average number of common shares outstanding - Basic	25,069		24,826		243

Average number of common shares outstanding - Diluted	25,069		24,910		159

#	- Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended December 31,
	2009	2008	$ Change	% Change
Ambulance services	$114,768	$100,908	$13,860	13.7%
Other services	18,745	18,296	449	2.5%

Total net revenue	$133,513	$119,204	$14,309	12.0%

Ambulance Services

The increase in ambulance services revenue is primarily due to $13.2 million in same service area revenue and $0.7 million from new emergency and non-emergency contracts in our Tennessee and Oregon markets. The increase in same service area revenue included a $9.0 million increase in net medical transport APC and a $4.2 million increase in transport volume.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume separated into same service area and new contracts, while the second table summarizes total transport volume separated into emergency and non-emergency.

	Three Months Ended December 31,
	2009	2008	Transport Change	% Change
Same service area medical transports	269,899	258,344	11,555	4.5%
New contract medical transports	1,957	N/A	1,957	#

Medical transports from continuing operations	271,856	258,344	13,512	5.2%

#	- Variances over 100% not displayed

	Three Months Ended December 31,
	2009	% of Transports	2008	% of Transports	Transport Change	% Change
Emergency medical transports	119,313	43.9%	113,590	44.0%	5,723	5.0%
Non-emergency medical transports	152,543	56.1%	144,754	56.0%	7,789	5.4%

Medical transports from continuing operations	271,856	100.0%	258,344	100.0%	13,512	5.2%

The growth in same service area transports relates to growth in our non-emergency transport business in Georgia, Kentucky and San Diego as well as increased emergency transports in our Arizona and Tennessee markets. New contract transport growth is related to our new emergency and non-emergency contracts in our Tennessee and Oregon markets.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $89.0 million and $77.8 million for the three months ended December 31, 2009 and 2008, respectively. The increase of $11.2 million is primarily a result of increased transports, rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 13.4% and 13.8% for the three months ended December 31, 2009 and 2008, respectively. High levels of uninsured and underinsured patients coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended December 31,
	2009	% of Gross Revenue	2008	% of Gross Revenue	$ Change	% Change
Gross Revenue	$235,385	100.0%	$207,346	100.0%	$28,039	13.5%
Contractual Discounts	(88,976)	(37.8)%	(77,765)	(37.5)%	(11,211)	(14.4)%
Uncompensated care	(31,641)	(13.4)%	(28,673)	(13.8)%	(2,968)	(10.4)%

Net Medical Transportation Revenue	$114,768	48.8%	$100,908	48.7%	$13,860	13.7%

Ambulance Services Revenue by Payer Category

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Three Months Ended December 31,
	2009	2008
Medicare	42.8%	40.7%
Medicaid	15.9%	13.7%
Commercial insurance	35.0%	38.1%
Self-pay	1.0%	1.6%
Fees/subsidies	5.3%	5.9%

Total	100.0%	100.0%

Net Medical Transport APC

Net medical transport APC for the three months ended December 31, 2009 increased to $397 from $364 for the three months ended December 31, 2008. The $33 increase was primarily due to improvement in collections and rate increases.

Other Services

Other services revenue increased due to an increase in master fire contract revenue.

Operating Expenses

Payroll and Employee Benefits

The increase in payroll and employee benefits expense was primarily due to $2.4 million of increased workers’ compensation expense related to actuarial claims adjustments ($2.0 million of unfavorable actuarial adjustments in the current year compared to favorable actuarial claims adjustments of $0.4 million in the prior year), $0.7 million of severance expense related to operational employees and $0.5 million of increased health insurance expense offset by a $0.4 million reduction in the management bonus expense. The remainder of the change in payroll and employee benefits expense is primarily related to increases in transports and unit hours as well as annual merit increases.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to December 31, 2008.

Other Operating Expenses

The increase in other operating expenses was due to increased operational expenses related to non-capital equipment, vehicle maintenance and operational supplies of $1.9 million, primarily related to increased transports and unit hours. Additionally, there was an increase in station related expenses of $0.9 million. The remaining increase was related to less significant changes in other expenses.

General/Auto Liability Insurance Expense

General/auto liability insurance expense increased $2.8 million related to increased current-year expenses of $1.5 million and actuarial claims adjustments of $1.3 million (current year unfavorable actuarial claims adjustments of $0.2 million compared to prior year favorable actuarial claims adjustments of $1.1 million). The increase in current year expenses is directly related to multiple high-dollar claims experienced in the current quarter.

Interest Expense

The reduction in interest expense was related to decreased interest on the Term B Loan due to lower balances and interest rates offset by increases in the continued non-cash accretion of our Senior Discount Notes.

Loss on Debt Extinguishment

A $13.8 million loss on debt extinguishment was recorded in connection with the December 2009 refinancing of the 2005 Credit Facility and Senior Subordinated Notes. The loss consisted of the write-off of unamortized debt issuance costs and a portion of the third-party and lender fees incurred to effect the refinancing. The refinancing is discussed in Note 5 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

Income Tax Provision

During the three months ended December 31, 2009 and 2008, our effective tax rate for continuing operations was 49.3% and 56.9%, respectively. This rate differs from the federal statutory rate of 35.0% as a result of non-deductible non-cash interest expense related to our Senior Discount Notes, non-deductible executive compensation and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

We recorded a $0.3 million income tax benefit and a $0.2 million income tax benefit for discontinued operations during the three months ended December 31, 2009 and 2008, respectively. The Company made income tax payments of $1.0 million and $0.3 million for the three months ended December 31, 2009 and 2008, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008 — Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, North Dakota, Oregon (fire), Southern Ohio, Tennessee

Southwest	Arizona

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Washington

Each reporting segment provides ambulance services while our other services are provided predominantly in the South and Southwest segments.

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and loss on extinguishment of debt. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$22,999	$20,145	$2,854	14.2%
Other services	1,087	964	123	12.8%

Total net revenue	$24,086	$21,109	$2,977	14.1%

Segment profit	$5,056	$5,207	$(151)	(2.9)%
Segment profit margin	21.0%	24.7%
Medical transports	56,875	55,352	1,523	2.8%
Net Medical Transport APC	$394	$353	$41	11.6%
DSO (1)	41	52	(11)	(21.2)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to $2.4 million of increases in net medical transport APC and $0.5 million of increases related to transport volume. Medical transports increased due to increased non-emergency transport volume in Cleveland and increased emergency transport volume in Buffalo. The net medical transport APC increase was primarily due to collection rate increases and changes in service level mix.

Payroll and employee benefits

Payroll and employee benefits was $12.6 million, or 52.3% of net revenue for the three months ended December 31, 2009, compared to $11.1 million, or 52.5% of net revenue, for the same period in the prior year. The increase is primarily due to $0.6 million of severance expense and $0.4 million of increased workers’ compensation expense. The remainder of the change in payroll and employee benefits expense is primarily related to increases in transports and unit hours as well as annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses was $5.0 million for the three months ended December 31, 2009, or 20.9% of net revenue, compared to $3.4 million, or 16.2% of net revenue for the same period in the prior year. The increase was due to $0.6 million of increased general/auto liability insurance expense and less significant changes in operational expenses primarily to support increased transport and unit hour volume.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$28,331	$25,016	$3,315	13.3%
Other services	7,356	6,851	505	7.4%

Total net revenue	$35,687	$31,867	$3,820	12.0%

Segment profit	$1,727	$2,654	$(927)	(34.9)%
Segment profit margin	4.8%	8.3%
Medical transports	86,527	78,111	8,416	10.8%
Net Medical Transport APC	$301	$290	$11	3.8%
DSO (1)	41	37	4	10.8%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $2.8 million increase in same service area revenue and a $0.6 million increase related to new contract revenue in Tennessee. The same service area revenue included a $2.0 million increase in medical transport volume and a $0.8 million increase in net medical APC. The increase in medical transports was due to growth in non-emergency transport volume in our Georgia and Kentucky markets related to concentrated marketing efforts to expand our non-emergency business. The increase in net medical transport APC is primarily due to rate increases and changes in service level mix.

Other services revenue growth is primarily due to increases in master fire contract revenue related to additional services performed for an industrial fire protection customer.

Payroll and employee benefits

Payroll and employee benefits was $23.4 million, or 65.5% of net revenue for the three months ended December 31, 2009, compared to $20.5 million, or 64.2% of net revenue, for the same period in the prior year. The increase was primarily related to $0.7 million in increased workers compensation expense and increased expenses related to increased transports and unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended December 31, 2009 was $8.5 million, or 23.7% of net revenue compared to $6.7 million, or 21.0% of net revenue, for the same period in the prior year. The increase was due to $1.2 million of increased general/auto liability insurance expense and less significant changes in operational expenses primarily to support increased transport and unit hour volume.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$36,727	$31,766	$4,961	15.6%
Other services	10,186	10,147	39	0.4%

Total net revenue	$46,913	$41,913	$5,000	11.9%

Segment profit	$7,878	$6,494	$1,384	21.3%
Segment profit margin	16.8%	15.5%
Medical transports	60,619	59,875	744	1.2%
Net Medical Transport APC	$597	$521	$76	14.6%
DSO (1)	43	64	(21)	(32.8)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to $4.6 million of increases in net medical APC and a $0.4 million increase in transport volume. Medical transports increased primarily due to increases in emergency transport volume. The increase in net medical transport APC was due to collection rate increases as well as rate increases.

Payroll and employee benefits

Payroll and employee benefits was $25.2 million, or 53.7% of net revenue for the three months ended December 31, 2009, compared to $23.6 million, or 56.4% of net revenue, for the same period in the prior year. The increase was primarily due to $0.6 million of increased workers compensation expense and increased expenses related to increased transports and unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses increased to $11.1 million for the three months ended December 31, 2009, or 23.6% of net revenue, compared to $9.1 million, or 21.8% of net revenue, for the same period in the prior year. The increase was due to $1.0 million in increased general/auto liability insurance expense and less significant changes in operational expenses primarily to support increased transport and unit hour volume.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$26,711	$23,981	$2,730	11.4%
Other services	116	334	(218)	(65.3)%

Total net revenue	$26,827	$24,315	$2,512	10.3%

Segment profit	$1,952	$641	$1,311	#
Segment profit margin	7.3%	2.6%
Medical transports	67,835	65,006	2,829	4.4%
Net Medical Transport APC	$343	$317	$26	8.2%
DSO (1)	60	73	(13)	(17.8)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to a $2.5 million increase in same service area revenue and a $0.2 million increase related to new emergency and non-emergency contracts in Oregon. Same service area revenue included a $1.8 million increase in net medical transport APC and a $0.7 million increase in transport volume. Medical transports increased due to increased non-emergency transport volume in San Diego and Florida. The increase in net medical transport APC is primarily due to rate increases and changes in service level mix.

Payroll and employee benefits

Payroll and employee benefits was $15.6 million, or 58.0% of net revenue for the three months ended December 31, 2009, compared to $14.6 million, or 60.0% of net revenue, for the same period in the prior year. The increase was primarily due to $0.7 million in increased workers compensation expense and increased expenses related to increased transports and unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended December 31, 2009 was $8.2 million, or 30.4% of net revenue, compared to $8.0 million, or 32.7% of net revenue, for the same period in the prior year.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Six Months Ended December 31, 2009 and 2008

(unaudited)

(in thousands, except per share amounts)

	2009	% of Net Revenue	2008	% of Net Revenue	$ Change	% Change
Net revenue	$264,335	100.0%	$241,677	100.0%	$22,658	9.4%

Operating expenses:
Payroll and employee benefits	162,387	61.4%	149,537	61.9%	12,850	8.6%
Depreciation and amortization	7,637	2.9%	6,925	2.9%	712	10.3%
Other operating expenses	58,753	22.2%	56,772	23.5%	1,981	3.5%
General/auto liability insurance expense	8,599	3.3%	5,771	2.4%	2,828	49.0%
Gain on sale of assets	(403)	(0.2)%	(240)	(0.1)%	(163)	(67.9)%

Total operating expenses	236,973	89.6%	218,765	90.5%	18,208	8.3%

Operating income	27,362	10.4%	22,912	9.5%	4,450	19.4%
Interest expense	(14,645)	(5.5)%	(15,576)	(6.4)%	931	6.0%
Interest income	131	0.0%	148	0.1%	(17)	(11.5)%
Loss on debt extinguishment	(13,842)	(5.2)%	—	—	(13,842)	#

(Loss) income from continuing operations before income taxes	(994)	(0.4)%	7,484	3.1%	(8,478)	#
Income tax benefit (provision)	398	0.2%	(4,302)	(1.8)%	4,700	#

(Loss) income from continuing operations	(596)	(0.2)%	3,182	1.3%	(3,778)	#
Loss from discontinued operations, net of income taxes	(220)	(0.1)%	(597)	(0.2)%	377	63.1%

Net (loss) income	(816)	(0.3)%	2,585	1.1%	(3,401)	#
Net income attributable to noncontrolling interest	(1,035)	(0.4)%	(742)	(0.3)%	(293)	(39.5)%

Net (loss) income attributable to Rural/Metro	$(1,851)	(0.7)%	$1,843	0.8%	$(3,694)	#

(Loss) income per share:
Basic -
(Loss) income from continuing operations attributable to Rural/Metro	$(0.06)		$0.10		$(0.16)
Loss from discontinued operations attributable to Rural/Metro	(0.01)		(0.03)		0.02

Net (loss) income attributable to Rural/Metro	$(0.07)		$0.07		$(0.14)

Diluted-
(Loss) income from continuing operations attributable to Rural/Metro	$(0.06)		$0.10		$(0.16)
Loss from discontinued operations attributable to Rural/Metro	(0.01)		(0.03)		0.02

Net (loss) income attributable to Rural/Metro	$(0.07)		$0.07		$(0.14)

Average number of common shares outstanding - Basic	24,964		24,824		140

Average number of common shares outstanding - Diluted	24,964		24,913		51

# - Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Six Months Ended December 31,
	2009	2008	$ Change	% Change
Ambulance services	$227,027	$204,698	$22,329	10.9%
Other services	37,308	36,979	329	0.9%

Total net revenue	$264,335	$241,677	$22,658	9.4%

Ambulance Services

The increase in ambulance services revenue is due to $20.9 million in same service area revenue and $1.4 million from new emergency and non-emergency contracts in our Tennessee and Oregon markets. The increase in same service area revenue included a $16.1 million increase in net medical transport APC and a $4.7 million increase in transport volume.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume separated into same service area and new contracts, while the second table summarizes total transport volume separated into emergency and non-emergency.

	Six Months Ended December 31,
	2009	2008	Transport Change	% Change
Same service area medical transports	537,474	524,521	12,953	2.5%
New contract medical transports	3,699	N/A	3,699	#

Medical transports from continuing operations	541,173	524,521	16,652	3.2%

# - Variances over 100% not displayed

	Six Months Ended December 31,
	2009	% of Transports	2008	% of Transports	Transport Change	% Change
Emergency medical transports	237,552	43.9%	234,658	44.7%	2,894	1.2%
Non-emergency medical transports	303,621	56.1%	289,863	55.3%	13,758	4.7%

Medical transports from continuing operations	541,173	100.0%	524,521	100.0%	16,652	3.2%

The change in our same service area transports includes a decrease of approximately 5,100 transports related to the discontinuation of service on an emergency contract in Orange County, Florida in the six months ended December 31, 2008. Absent the discontinuation of this contract, same service area transport volume increased 18,058 transports or 3.5%. The growth in same service area transports relates to growth in our non-emergency transport business in the South and Mid-Atlantic segments and San Diego. New contract transport growth is related to our new emergency and non-emergency contracts in our Tennessee and Oregon markets.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $178.5 million and $156.4 million for the six months ended December 31, 2009 and 2008, respectively. The increase of $22.1 million is primarily a result of increased transports, rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 13.4% and 13.9% for the six months ended December 31, 2009 and 2008, respectively. High levels of uninsured and underinsured patients coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Six Months Ended December 31,
	2009	% of Gross Revenue	2008	% of Gross Revenue	$Change	% Change
Gross Revenue	$468,201	100.0%	$419,386	100.0%	$48,815	11.6%
Contractual Discounts	(178,451)	(38.1)%	(156,379)	(37.3)%	(22,072)	(14.1)%
Uncompensated care	(62,723)	(13.4)%	(58,309)	(13.9)%	(4,414)	(7.6)%

Net Medical Transportation Revenue	$227,027	48.5%	$204,698	48.8%	$22,329	10.9%

Ambulance Services Revenue by Payer Category

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Six Months Ended December 31,
	2009	2008
Medicare	42.6%	39.5%
Medicaid	15.3%	14.1%
Commercial insurance	35.5%	38.7%
Self-pay	1.0%	1.7%
Fees/subsidies	5.6%	6.0%

Total	100.0%	100.0%

Net Medical Transport APC

Net medical transports APC for the six months ended December 31, 2009 increased to $393 from $363 for the six months ended December 31, 2008. The $30 increase was primarily due to improvement in collections and rate increases.

Other Services

Other services revenue has remained consistent in comparison to the same period of the prior year.

Operating Expenses

Payroll and Employee Benefits

The increase in payroll and employee benefits expense was primarily due to a $4.1 million increase in health insurance expense. We have experienced a rise in employee health insurance expense with an increase in the frequency of claims in excess of $50,000. These claims expenses are driven by higher costs from specialized care including cancer treatment and neonatal care. In the second quarter, we saw the number of claims stabilize. In addition, the increase included a $3.2 million increase in workers compensation expense related to actuarial claims adjustments ($2.8 million of unfavorable actuarial claims adjustments in the current year compared to favorable actuarial claims adjustments of $0.4 million) and $0.7 million of severance expense related to operational employees. The remainder of the change in payroll and employee benefits expense is primarily related to increases in transports and unit hours as well as annual merit increases.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to December 31, 2008.

Other Operating Expenses

The increase in other operating expenses was due to increased operational expenses related non-capital equipment, vehicle maintenance and operational supplies of $2.7 million, primarily related to increased transports and unit hours and other less significant increases in other expenses. These increases were offset by a $1.7 million decrease in fuel expense and a $0.8 million decrease related to amounts accrued in the prior year for a Medicare reserve contingency related to the Ohio compliance matter.

General/Auto Liability Insurance Expense

General/auto liability insurance expense increased $2.8 million related to increased current-year expenses of $1.5 million and actuarial adjustments $1.3 million (current year unfavorable actuarial adjustments of $0.2 million compared to prior year favorable actuarial adjustments of $1.1 million). The increase in current year expenses is directly related to multiple high-dollar claims experienced in the current quarter.

Interest Expense

The reduction in interest expense was related to decreased interest on the Term B Loan due to lower balances and interest rates offset by increases in the continued non-cash accretion of our Senior Discount Notes.

Loss on Debt Extinguishment

A $13.8 million loss on debt extinguishment was recorded in connection with the December 2009 refinancing of the 2005 Credit Facility and Senior Subordinated Notes. The loss consisted of the write-off of unamortized debt issuance costs and a portion of the third-party and lender fees incurred to effect the refinancing. The refinancing is discussed in Note 5 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

Income Tax Provision

During the six months ended December 31, 2009 and 2008, our effective tax rate for continuing operations was 40.0% and 57.5%, respectively. This rate differs from the federal statutory rate of 35.0% as a result of non-deductible non-cash interest expense related to our Senior Discount Notes, non-deductible executive compensation and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

We recorded a $0.2 million income tax benefit and a $0.5 million income tax benefit for discontinued operations during the six months ended December 31, 2009 and 2008, respectively. The Company made income tax payments of $1.3 million and $0.5 million for the six months ended December 31, 2009 and 2008, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008 — Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, North Dakota, Oregon (fire), Southern Ohio, Tennessee

Southwest	Arizona

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Washington

Each reporting segment provides ambulance services while our other services are provided predominantly in the South and Southwest segments.

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and loss on extinguishment of debt. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$45,837	$40,722	$5,115	12.6%
Other services	2,160	1,960	200	10.2%

Total net revenue	$47,997	$42,682	$5,315	12.5%

Segment profit	$11,564	$9,961	$1,603	16.1%
Segment profit margin	24.1%	23.3%
Medical transports	114,513	112,344	2,169	1.9%
Net Medical Transport APC	$388	$350	$38	10.9%
DSO (1)	41	52	(11)	(21.2)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to $4.4 million of increases in net medical transport APC and $0.8 million of increases related to transport volume. Medical transports increased due to increased non-emergency transport volume in Cleveland and Syracuse. The net medical transport APC increase was primarily due to collection rate increases.

Payroll and employee benefits

Payroll and employee benefits was $24.1 million, or 50.1% of net revenue for the six months ended December 31, 2009, compared to $22.3 million, or 52.3% of net revenue, for the same period in the prior year. The increase is primarily due to $0.6 million of severance expense, $0.4 million of increased health insurance expense and $0.3 million of increased workers’ compensation expense. The remainder of the change in payroll and employee benefits expense is primarily related to increases in transports and unit hours as well as annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses was $9.4 million for the six months ended December 31, 2009, or 19.6% of net revenue, compared to $7.5 million, or 17.5% of net revenue for the same period in the prior year. The increase was due to $0.8 million of increased general/auto liability insurance expense and less significant changes in operational expenses primarily to support increased transport and unit hour volume. These increases were offset by a $0.3 million decrease in fuel expense and a $0.4 million decrease related to amounts accrued in the prior year for a Medicare reserve contingency related to the Ohio compliance matter.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$56,390	$50,107	$6,283	12.5%
Other services	14,680	13,745	935	6.8%

Total net revenue	$71,070	$63,852	$7,218	11.3%

Segment profit	$5,258	$6,045	$(787)	(13.0)%
Segment profit margin	7.4%	9.5%
Medical transports	171,419	155,486	15,933	10.2%
Net Medical Transport APC	$301	$290	$11	3.8%
DSO (1)	41	37	4	10.8%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $5.4 million increase in same service area revenue and a $1.1 million increase related to new contract revenue in Tennessee. The same service area revenue included a $3.8 million increase in medical transport volume and a $1.6 million increase in net medical APC. The increase in medical transports was due to growth in non-emergency transport volume in our Alabama, Indiana, Georgia and Kentucky markets related to concentrated marketing efforts to expand our non-emergency business. The increase in net medical transport APC is primarily due to changes in service level mix and rate increases.

Other services revenue growth is primarily due to increases in master fire contract revenue related to additional services performed for an industrial fire protection customer.

Payroll and employee benefits

Payroll and employee benefits was $45.8 million, or 64.5% of net revenue for the six months ended December 31, 2009, compared to $39.8 million, or 62.4% of net revenue, for the same period in the prior year. The increase was primarily due to $0.9 million of increased workers compensation expense, $1.1 million of increased health insurance expense as well as increased expenses related to increased transports and unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses, for the six months ended December 31, 2009 was $15.1 million, or 21.2% of net revenue compared to $13.6 million, or 21.4% of net revenue, for the same period in the prior year. The increase was due to $1.3 million in increased general/auto liability insurance expense and less significant changes in operational expenses primarily to support increased transport and unit hour volume. These increases were offset by a $0.5 million decrease in fuel expense and a $0.4 million decrease related to amounts accrued in the prior year for a Medicare reserve contingency related to the Ohio compliance matter.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$71,290	$63,550	$7,740	12.2%
Other services	20,175	20,548	(373)	(1.8)%

Total net revenue	$91,465	$84,098	$7,367	8.8%

Segment profit	$13,565	$11,045	$2,520	22.8%
Segment profit margin	14.8%	13.1%
Medical transports	118,960	119,713	(753)	(0.6)%
Net Medical Transport APC	$591	$523	$68	13.0%
DSO (1)	43	64	(21)	(32.8)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to $8.2 million of increases in net medical APC offset by a $0.4 million decrease in transport volume. Medical transports decreased primarily due to decreases in non-emergency transport volume. The increase in net medical transport APC was due to collection rate increases as well as rate increases.

Other services revenue decreased due to decreases in fire subscriptions revenue and decreases in other less significant revenues.

Payroll and employee benefits

Payroll and employee benefits was $49.8 million, or 54.5% of net revenue for the six months ended December 31, 2009, compared to $48.2 million, or 57.4% of net revenue, for the same period in the prior year. The increase was primarily due to $0.6 million of increased workers compensation expense and $0.7 million of increased health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses increased to $22.0 million for the six months ended December 31, 2009, or 24.1% of net revenue, compared to $19.2 million, or 22.9% of net revenue, for the same period in the prior year. The increase was due to $1.1 million in increased general/auto liability insurance expense and less significant changes in operational expenses primarily to support increased transport and unit hour volume in the current quarter. These increases were offset by a $0.5 million decrease in fuel expense.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2009	2008
Net revenue
Ambulance services	$53,510	$50,319	$3,191	6.3%
Other services	293	726	(433)	(59.6)%

Total net revenue	$53,803	$51,045	$2,758	5.4%

Segment profit	$4,612	$2,786	$1,826	65.5%
Segment profit margin	8.6%	5.5%
Medical transports	136,281	136,978	(697)	(0.5)%
Net Medical Transport APC	$340	$318	$22	6.9%
DSO (1)	60	73	(13)	(17.8)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $2.6 million increase in same service area revenue and a $0.6 million increase related to new emergency and non-emergency contracts in Colorado and Oregon. The increase in same service area revenue included a $2.9 million increase in net medical transport APC offset by a $0.5 million decrease in transport volume. Medical transports decreased primarily due to the discontinuation of service on an emergency contract in Orange County, Florida, which accounted for approximately 5,105 transports in the first six months of fiscal 2009. The increase in net medical transport APC is primarily due changes in service level mix and rate increases.

The decrease in other services revenue is primarily related to the discontinuation of shuttle services previously performed for a customer.

Payroll and employee benefits

Payroll and employee benefits was $30.7 million, or 57.1% of net revenue for the six months ended December 31, 2009, compared to $29.1 million, or 57.0% of net revenue, for the same period in the prior year. The increase was primarily due to $0.6 million in increased workers compensation expense and $0.6 million of increased health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses, for the six months ended December 31, 2009 was $15.8 million, or 29.4% of net revenue, compared to $16.5 million, or 32.4% of net revenue, for the same period in the prior year. The decrease was due to a $0.4 million decrease in fuel and a $0.3 million decrease in general/auto liability insurance expense.

Critical Accounting Estimates and Policies

Our critical accounting estimates and policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. During the six months ended December 31, 2009, there have been no significant changes in our critical accounting estimates and policies other than as discussed in Note 1 to our Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. For a discussion of our critical accounting estimates and policies, see item 7 in our Form 10-K for the fiscal year ended June 30, 2009 filed on September 9, 2009.

The financial information as of December 31, 2009 should be read in conjunction with the financial statements for the year ended June 30, 2009 contained in our Form 10-K filed on September 9, 2009.

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

We have available to us, upon compliance with certain conditions, a $40.0 million Revolving Credit Facility, less any letters of credit outstanding under the $25.0 million letter of credit sub-line. There were $24.7 million of letters of credit outstanding under the sub-line of the revolving credit facility at December 31, 2009.

Cash Flow

The table below summarizes cash flow information for the six months ended December 31, 2009 and 2008 (in thousands):

	Six Months Ended December 31,
	2009	2008
Net cash provided by operating activities	$16,571	$19,331
Net cash used in investing activities	(27,789)	(8,191)
Net cash used in financing activities	(10,754)	(7,455)

Operating Activities

Net cash provided by operating activities totaled $16.6 million and $19.3 million for the six months ended December 31, 2009 and 2008, respectively. The $2.7 million decrease in net cash provided by operating activities was primarily due to the loss on debt extinguishment.

We had working capital of $35.2 million at December 31, 2009, including cash and cash equivalents of $15.1 million, compared to working capital of $60.7 million, including cash and cash equivalents of $37.1 million, at June 30, 2009. The decrease in working capital as of December 31, 2009 is primarily related to the reclassification of $17.8 million of cash and cash equivalents as noncurrent restricted cash on the consolidated balance sheets to guarantee the cash collateralized letter of credit facility. Absent the amounts related to restricted cash, working capital decreased $7.7 million which is primarily being driven by the timing of payments on accrued liabilities.

Effective March 2010, the non-cash accretion of the 12.75% Senior Discount Notes will cease and cash interest will begin to accrue. The first $6.0 million semi-annual interest payment will be due in September 2010.

Investing Activities

Net cash used in investing activities primarily reflects the use of $22.4 million for deposits of restricted cash. We made deposits of $17.8 million in connection with our Cash Collateralized LC Facility and $4.3 million related to the near term redemption of the remaining Senior Subordinated Notes. We expect that the redemption of the Senior Subordinated Notes will occur in the third quarter of fiscal 2010. Net cash used in investing activities includes capital expenditures. We had capital expenditures totaling $5.5 million and $8.2 million for the six months ended December 31, 2009 and 2008, respectively.

Financing Activities

Net cash used in financing activities primarily reflects the use of cash for the repayment of debt and for payment of debt refinancing transaction fees partially offset by cash inflows due to borrowings under our 2009 Credit Facility. See discussion of the debt refinancing transaction in Note 5 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. Additionally, prior to the debt refinancing transaction, we made a $10.0 million principal payment on our Term Loan B and made $0.9 million in distributions to the City of San Diego.

During the six months ended December 31, 2008, we made a $7.0 million principal payment on our Term Loan B.

Debt Covenants

The 2009 Credit Facility, Senior Subordinated Notes and Senior Discount Notes include various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2009 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including an interest expense leverage ratio, a total leverage ratio, and a senior secured leverage ratio. The 2009 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company, as a holding company, and other matters customarily restricted in such agreements. The financial covenants related to the Senior Subordinated Notes and the Senior Discount Notes are similar to or less restrictive than those under the 2009 Credit Agreement. The table below sets forth information regarding certain of the financial covenants under the 2009 Credit Agreement.

Financial Covenant	Level to be Achieved at December 31, 2009	Level Achieved at December 31, 2009	Levels to be achieved at
			March 31, 2010	June 30, 2010		September 30, 2010
Interest expense coverage ratio	> 2.00	3.65	> 2.00		> 2.00	> 2.00
Total leverage ratio (1)	< 5.60	4.31	< 5.60		< 5.40	< 5.20
Senior secured leverage ratio (1)	< 3.70	2.86	< 3.70		< 3.55	< 3.35
Capital expenditure (2)	N/A	N/A	N/A	< $	23.0 million	N/A

(1)	Calculated excluding Senior Subordinated Note balance of $4.0 million and using a 2009 Term Loan balance of $180.0 million. See discussion in Note 5 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.
(2)	Measured annually at June 30.

We were in compliance with all of our covenants under our 2009 Credit Facility at December 31, 2009 as shown above. See Note 5 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q for a discussion regarding the 2009 Credit Facility and termination of the 2005 Credit Facility.

Contractual Obligations and Other Commitments

As of December 31, 2009, there had been no material changes to our contractual obligations and other commitments as reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed September 9, 2009 with the SEC, except for changes resulting from the 2009 debt refinancing as discussed in Note 5 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. The following table illustrates our contractual obligations under the 2009 Credit Facility and revised obligations for the Senior Subordinated Notes, Term Loan and interest payments as affected by the 2009 debt refinancing as of December 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years
9.875% Senior Subordinated Notes due March 2015	$4,000	$4,000	$—	$—	$—
Term Loan due 2014	180,000	1,800	18,000	160,200	—
Senior Secured Term Loan B due March 2011	—	—	—	—	—
Interest payments	136,287	22,009	51,121	45,805	17,352

	$320,287	$27,809	$69,121	$206,005	$17,352

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Current amounts outstanding under our Term Loan due 2014 and the 2009 Revolving Credit Facility bear interest at LIBOR plus 5.00% (subject to a LIBOR floor of 2.00%) or, at Rural/Metro, LLC’s option, the Alternate Base Rate plus 4.00%. Based on amounts outstanding under our 2009 Credit Facility at December 31, 2009, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.8 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the six month period ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Note 10 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders in Scottsdale, Arizona, on December 10, 2009. The matters before the annual meeting were:

•	The election of two directors to serve for three-year terms or until their successors are duly elected and qualified; and

•	The ratification of the Audit Committee’s appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

Holders of our common stock were entitled to one vote per share on all matters before the annual meeting. The results of the matters before the annual meeting are as follows:

•	The following individuals were elected at the annual meeting as Class III Directors to serve three-year terms or until their respective successors are duly elected and qualified:

Name	For	Withheld
Eugene I. Davis	21,976,201	598,494
Henry G. Walker	21,649,476	927,219

In addition, Class I Directors (Conrad A. Conrad, Jack E. Brucker, and Earl P. Holland) and Class II Directors (Christopher S. Shackelton and Robert E. Wilson) continued their respective terms of office following the 2009 annual meeting of stockholders. Subsequent to the 2009 annual meeting of stockholders, Jack E. Brucker resigned as a Class I Director.

•	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

For	Against	Abstained	Broker Non-Votes
22,472,007	91,171	11,517	—

As previously disclosed in our proxy statement, filed with the SEC on October 28, 2009, we entered into a settlement agreement with Accipiter Capital Management, LLC, together with its affiliates, relating to the nomination of certain directors in connection with the annual meeting. The description of the terms of the settlement agreement contained in the proxy statement is incorporated herein by reference.

Item 6.	Exhibits

Exhibits

4.1	Supplemental Indenture, dated as of November 23, 2009, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 14, 2009).

4.2	Amendment No. 3 dated as of December 22, 2009 to that certain Rights Agreement, as amended, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on December 22, 2009).

10.1	Credit Agreement dated as of December 9, 2009, among Rural/Metro LLC, as borrower, the lenders referred to therein, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as syndication agent, and RBC Capital Markets, as sole lead arranger and sole lead bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 14, 2009).

10.2	Letter of Credit Agreement, dated as of December 9, 2009, among Rural/Metro Corporation, as borrower, the lenders referred to therein, JPMorgan Chase, National Association, as administrative agent J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 14, 2009).

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.

+	Furnished but not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: February 9, 2010	By:	/s/ CONRAD A. CONRAD
Conrad A. Conrad,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KRISTINE B. PONCZAK
Kristine B. Ponczak,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA BERLINSKI
Donna Berlinski,
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

4.1	Supplemental Indenture, dated as of November 23, 2009, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 14, 2009).

4.2	Amendment No. 3 dated as of December 22, 2009 to that certain Rights Agreement, as amended, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on December 22, 2009).

10.1	Credit Agreement dated as of December 9, 2009, among Rural/Metro LLC, as borrower, the lenders referred to therein, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as syndication agent, and RBC Capital Markets, as sole lead arranger and sole lead bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 14, 2009).

10.2	Letter of Credit Agreement, dated as of December 9, 2009, among Rural/Metro Corporation, as borrower, the lenders referred to therein, JPMorgan Chase, National Association, as administrative agent J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 14, 2009).

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.

+	Furnished but not filed.