Form 10-Q
period 2010-03-31
RURAL/METRO CORP /DE/
filed 2010-05-10
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 25,254,400 shares of the registrant’s Common Stock outstanding on May 4, 2010.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2010

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$33,137	$37,108
Accounts receivable, net	59,788	64,355
Inventories	7,802	8,535
Deferred income taxes	24,407	25,032
Prepaid expenses and other	4,945	19,895

Total current assets	130,079	154,925
Property and equipment, net	48,487	49,096
Goodwill	37,700	37,700
Restricted cash	17,842	—
Deferred income taxes	41,669	41,678
Other assets	10,465	11,556

Total assets	$286,242	$294,955

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$16,027	$14,883
Accrued liabilities	51,322	57,588
Deferred revenue	21,323	21,585
Current portion of long-term debt	2,675	199

Total current liabilities	91,347	94,255
Long-term debt, net of current portion	266,373	277,110
Other long-term liabilities	29,436	28,497

Total liabilities	387,156	399,862

Commitments and contingencies (Note 12)
Rural/Metro stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,248,400 and 24,852,726 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	252	248
Additional paid-in capital	156,533	155,187
Treasury stock, 96,246 shares at both March 31, 2010 and June 30, 2009	(1,239)	(1,239)
Accumulated other comprehensive loss	(2,592)	(2,597)
Accumulated deficit	(256,423)	(258,331)

Total Rural/Metro stockholders’ deficit	(103,469)	(106,732)
Noncontrolling interest	2,555	1,825

Total deficit	(100,914)	(104,907)

Total liabilities and deficit	$286,242	$294,955

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenue	$133,137	$123,865	$396,909	$364,911

Operating expenses:
Payroll and employee benefits	79,951	75,980	241,830	225,113
Depreciation and amortization	3,814	3,605	11,445	10,514
Other operating expenses	31,449	28,033	90,068	84,618
General/auto liability insurance expense	3,396	4,856	11,981	10,618
Gain on sale of assets	(113)	(165)	(515)	(404)

Total operating expenses	118,497	112,309	354,809	330,459

Operating income	14,640	11,556	42,100	34,452
Interest expense	(7,116)	(7,749)	(21,761)	(23,325)
Interest income	38	107	169	255
Loss on debt extinguishment	(312)	—	(14,154)	—

Income from continuing operations before income taxes	7,250	3,914	6,354	11,382
Income tax provision	(2,664)	(2,090)	(2,315)	(6,385)

Income from continuing operations	4,586	1,824	4,039	4,997
Loss from discontinued operations, net of income taxes	(232)	(260)	(501)	(848)

Net income	4,354	1,564	3,538	4,149
Net income attributable to noncontrolling interest	(595)	(577)	(1,630)	(1,319)

Net income attributable to Rural/Metro	$3,759	$987	$1,908	$2,830

Income (loss) per share:
Basic -
Income from continuing operations attributable to Rural/Metro	$0.16	$0.05	$0.10	$0.15
Loss from discontinued operations attributable to Rural/Metro	(0.01)	(0.01)	(0.02)	(0.04)

Net income attributable to Rural/Metro	$0.15	$0.04	$0.08	$0.11

Diluted -
Income from continuing operations attributable to Rural/Metro	$0.16	$0.05	$0.10	$0.15
Loss from discontinued operations attributable to Rural/Metro	(0.01)	(0.01)	(0.02)	(0.04)

Net income attributable to Rural/Metro	$0.15	$0.04	$0.08	$0.11

Average number of common shares outstanding - Basic	25,247	24,843	25,057	24,830

Average number of common shares outstanding - Diluted	25,450	24,897	25,325	24,907

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2009	24,852,726	$248	$155,187	$(1,239)	$(258,331)	$(2,597)	$(106,732)	$1,825	$(104,907)
Share-based compensation expense	—	—	391	—	—	—	391	—	391
Net common stock issued under share-based compensation plans	395,674	4	426	—	—	—	430	—	430
Tax benefit from share-based compensation	—	—	529	—	—	—	529	—	529
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(900)	(900)
Comprehensive income, net of tax:
Net income	—	—	—	—	1,908	—	1,908	1,630	3,538
Other comprehensive income, net of tax	—	—	—	—	—	5	5	—	5

Comprehensive income							1,913	1,630	3,543

Balance at March 31, 2010	25,248,400	$252	$156,533	$(1,239)	$(256,423)	$(2,592)	$(103,469)	$2,555	$(100,914)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2008	24,822,726	$248	$154,918	$(1,239)	$(263,357)	$(439)	$(109,869)	$1,966	$(107,903)
Share-based compensation expense	—	—	185	—	—	—	185	—	185
Net common stock issued under share-based compensation plans	20,000	—	2	—	—	—	2	—	2
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(500)	(500)
Comprehensive income, net of tax:
Net income	—	—	—	—	2,830	—	2,830	1,319	4,149
Other comprehensive income, net of tax	—	—	—	—	—	29	29	—	29

Comprehensive income							2,859	1,319	4,178

Balance at March 31, 2009	24,842,726	$248	$155,105	$(1,239)	$(260,527)	$(410)	$(106,823)	$2,785	$(104,038)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,538	$4,149
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,566	10,871
Non-cash adjustments to insurance claims reserves	2,149	129
Accretion of 12.75% Senior Discount Notes	7,769	7,334
Accretion of Term Loan due 2014	325	—
Deferred income taxes	1,160	3,790
Excess tax benefits from share-based compensation	(529)	—
Amortization of debt issuance costs	1,280	1,632
Non-cash loss on debt extinguishment	2,345	—
Loss on disposal of property and equipment	48	58
Gain on property insurance settlement	(119)	—
Share-based compensation expense	391	185
Change in assets and liabilities -
Accounts receivable	4,567	6,713
Inventories	733	(417)
Prepaid expenses and other	1,876	3,240
Other assets	(4,053)	724
Accounts payable	(197)	(1,921)
Accrued liabilities	6,346	1,769
Deferred revenue	(262)	(380)
Other liabilities	(596)	(589)

Net cash provided by operating activities	38,337	37,287

Cash flows from investing activities:
Capital expenditures	(9,391)	(12,485)
Proceeds on property insurance settlement	119	—
Proceeds from the sale/disposal of property and equipment	8	—
Increase in restricted cash	(17,842)	—

Net cash used in investing activities	(27,106)	(12,485)

Cash flows from financing activities:
Payments on Term Loan B	(66,000)	(12,000)
Payments on Senior Subordinated Notes	(125,000)	—
Payments on Term Loan due 2014	(450)	—
Payments on other debt and capital leases	(174)	(399)
Borrowings under Term Loan due 2014	178,200	—
Debt issuance costs	(1,837)	—
Excess tax benefits from share-based compensation	529	—
Net proceeds from issuance of common stock under share-based compensation plans	430	2
Distributions to noncontrolling interest	(900)	(500)

Net cash used in financing activities	(15,202)	(12,897)

Increase (decrease) in cash and cash equivalents	(3,971)	11,905
Cash and cash equivalents, beginning of period	37,108	15,907

Cash and cash equivalents, end of period	$33,137	$27,812

Supplemental disclosure of non-cash operating activities:
Increase (decrease) in current assets and accrued liabilities for general liability insurance claim	$(13,073)	$1,334

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$1,907	$1,656

Supplemental cash flow information:
Cash paid for interest	$14,181	$17,503

Cash paid for income taxes, net	$1,538	$806

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results of operations for the full fiscal year.

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

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three and nine months ended March 31, 2010 and 2009 reflect certain reclassifications for the adoption of the new accounting guidance related to noncontrolling interests as described below in Note 2 and discontinued operations as described in Note 12. These reclassifications have no effect on previously reported net income (loss).

New Accounting Policies

Restricted Cash

The Company classifies cash and cash equivalents which are restricted for use by contractual obligations or the Company’s intentions as restricted cash. The restricted cash is classified as current or noncurrent on the Company’s Consolidated Balance Sheets based on the expected timing of the expiration or termination of the contractual restriction or in the case of the Company’s intent, the expected timing of the use of the restricted cash. The Company classifies changes in restricted cash on its Consolidated Statements of Cash Flows as an investing activity due to the restricted cash placement in interest-bearing accounts. Refer to Note 6 for a further discussion of restricted cash transactions.

Derivatives and Hedging

The Company may utilize derivative financial instruments to reduce its exposure to certain market risks such as interest rate risk and fuel price risk. All derivative instruments are recognized on the Company’s Consolidated Balance Sheet at fair value. The Company formally documents all derivative instruments designated as hedging instruments. The effective portion of the gain or loss on derivative instruments designated as cash flow hedges is recorded in other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Other gains or losses on derivative instruments are recognized in current earnings. Refer to Note 5 for a detailed discussion of derivative instruments.

(2) Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance. The Company adopted the ASU in the third quarter of fiscal 2010. The adoption did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which are effective for interim reporting periods for fiscal years beginning after December 15, 2010. Accordingly, the Company adopted the ASU in the third quarter of fiscal 2010, except for the disclosures for Level 3 activity which are not yet required. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company does not expect that the adoption of the Level 3 activity disclosures will have a material impact on its consolidated financial statements and related disclosures. See Note 3 for a discussion of the fair value of the Company’s assets and liabilities.

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

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 clarifies how the fair value of liabilities should be measured and establishes a hierarchy for using different valuation methods. This ASU is effective for the first interim reporting period beginning after August 26, 2009. The Company adopted the ASU in the second quarter of fiscal 2010 and the adoption did not have a material effect on its consolidated financial statements and related disclosures.

In December 2008, the FASB issued a staff position that provides additional guidance regarding annual disclosures about plan assets of defined benefit pension or other postretirement plans. The additional guidance is codified under ASC 715-20-65. This additional guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. Accordingly, the Company has adopted the additional guidance for fiscal year 2010 and will comply with the disclosure requirements for its annual consolidated financial statements. The Company is currently evaluating the disclosure impact of adopting this guidance on its annual consolidated financial statements and related disclosures.

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

The Company’s derivative instruments are recorded at fair value. The fair value of the Company’s interest rate cap was calculated based on the quoted prices (Level 2) for the three month caplets which the contract is comprised of. Refer to Note 5 for a detailed discussion of derivative instruments.

The fair value of the Term Loan due 2014 as of March 31, 2010 was based on the quoted market ask price for the loan (Level 2). The fair value of the Senior Discount Notes was determined by reported market transaction prices closest to March 31, 2010 and June 30, 2009 (Level 2). The fair value of the Term Loan B as of June 30, 2009 was based on the quoted market ask price for the loan (Level 2). The fair value of the Senior Subordinated Notes at June 30, 2009 was determined by reported market transaction prices closest to June 30, 2009 (Level 2).

The following is a comparison of the fair value and recorded value of the Company’s long-term debt (in thousands):

	As of
	March 31, 2010		June 30, 2009
	Fair Value	Recorded Value	Fair Value	Recorded Value
Term Loan due December 2014	$181,800	$175,079	$—	$—
12.75% Senior Discount Notes due March 2016	99,811	93,500	67,320	85,731
Term Loan B due March 2011	—	—	64,680	66,000
9.875% Senior Subordinated Notes due March 2015	—	—	111,250	125,000

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

Additionally, the Company’s general/auto liability and workers’ compensation insurers require the Company to post collateral to support future expected claim payments. The Company has provided letters of credit as collateral to support retention limits. These letters of credit, issued under the Company’s 2009 Revolving Credit Facility and Cash Collateralized Letter of Credit Facility as discussed in Note 6, totaled $42.2 million at March 31, 2010. Letters of credit outstanding at June 30, 2009, which were issued under the 2005 Revolving Credit Facility, totaled $42.2 million.

General/Auto Liability

The classification of general/auto liability related amounts in the consolidated balance sheets as of March 31, 2010 and June 30, 2009 is as follows (in thousands):

	March 31, 2010	June 30, 2009
Receivables from insurers included in prepaid expenses and other	$—	$13,074
Receivables from insurers included in other assets	2,586	2,183

Total general/auto liability related assets	2,586	15,257

Claims reserves included in accrued liabilities	6,027	17,596
Claims reserves included in other liabilities	12,424	11,659

Total general/auto liability related liabilities	18,451	29,255

Net general/auto liability related liabilities	$15,865	$13,998

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. In April 2007, a jury awarded the plaintiff compensatory damages totaling $12.1 million, which included prejudgment interest of $0.5 million. The Company filed a motion to appeal. Interest continued to accrue while on appeal. The Company maintains excess insurance with coverage limits in excess of the award, for the related policy year, under which the excess carrier is liable for the remainder of the claim. In December 2009, the appeal was denied and the claim was paid by the Company’s insurance carriers. The Company had recorded a liability and an offsetting receivable representing the amount due from the insurer of $13.1 million at June 30, 2009. This amount represented the difference between the award plus accrued interest and the self-insured deductible. The liability was classified as a component of accrued liabilities and the receivable was classified as a component of prepaid expenses and other on the consolidated balance sheet as of June 30, 2009. The accrual, including accrued interest, was reversed in the second quarter of fiscal 2010 due to the settlement described above and therefore there are no amounts recorded at March 31, 2010 related to this case.

Workers’ Compensation

The classification of workers’ compensation related amounts in the consolidated balance sheets as of March 31, 2010 and June 30, 2009 is as follows (in thousands):

	March 31, 2010	June 30, 2009
Insurance deposits included in prepaid expenses and other	$239	$339
Insurance deposits included in other assets	486	—
Receivables from insurers included in other assets	658	1,291

Total workers’ compensation related assets	1,383	1,630

Claims reserves and premium liabilities included in accrued liabilities	6,207	5,460
Claims reserves included in other liabilities	7,984	7,443

Total workers’ compensation related liabilities	14,191	12,903

Net workers’ compensation related liabilities	$12,808	$11,273

(5) Derivative Instruments and Hedging Activities

To reduce its exposure to interest rate risk related to its variable-rate debt, the Company entered into a three-year interest rate cap contract during the third quarter of fiscal 2010. The interest rate cap covers a notional amount of $60.0 million of the 2009 Term Loan (see Note 6). The interest rate cap qualifies for hedge accounting and has been formally designated as a cash flow hedging instrument. The fair value of the instrument is reported on the Company’s Consolidated Balance Sheet. The effective portion of the gain or loss on the instrument is reported as a component of other comprehensive income and reclassified into earnings as interest income/expense in the same periods during which the hedged forecasted transactions affect earnings.

The fair value of the instrument at March 31, 2010 was $0.6 million and is reported in other assets on the Consolidated Balance Sheet. The fair value of the components of the contract that mature within twelve months is reported as prepaid expenses and other and is not significant. For the three and nine months ended March 31, 2010, a decrease in the fair value of the instrument of $0.2 million was recognized in other comprehensive income and no amounts of accumulated other comprehensive income were reclassified into earnings. The Company expects to reclassify $16,000 of existing losses reported in accumulated other comprehensive income to interest expense within the next twelve months. There was no cash flow hedge ineffectiveness for the three and nine months ended March 31, 2010.

(6) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	March 31, 2010	June 30, 2009
Term Loan due December 2014	$175,079	$—
12.75% Senior Discount Notes due March 2016	93,500	85,731
Term Loan B due March 2011	—	66,000
9.875% Senior Subordinated Notes due March 2015	—	125,000
Other obligations, at varying rates from 5.90% to 14.64%, due through 2013	469	578

Total long-term debt	269,048	277,309
Less: Current maturities	(2,675)	(199)

Long-term debt, net of current maturities	$266,373	$277,110

2009 Credit Facility

Effective December 9, 2009, the Company, through its wholly-owned subsidiary Rural/Metro Operating Company, LLC (“Rural/Metro LLC”) entered into a transaction whereby the 2005 Credit Facility was terminated. In connection with this transaction a tender offer was also made for the Senior Subordinated Notes. In order to terminate the existing debt Rural/Metro LLC entered into a new five-year $180.0 million term loan and a four-year $40.0 million revolving credit facility with a $25.0 million letter of credit sub-line (“2009 Credit Facility”). The Company and its domestic subsidiaries are guarantors of Rural/Metro LLC’s obligations under the 2009 Credit Facility. Additionally, the Company entered into a cash collateralized letter of credit facility agreement that provides $17.6 million in letters of credit secured by $17.8 million deposited in a restricted account. The Company elected to use the gross method to account for the debt refinancing. As a result of the refinancing, the Company recognized a $13.8 million loss on debt extinguishment in the Consolidated Statement of Operations. The loss on extinguishment of debt was comprised of the write-off of unamortized debt issuance costs related to the Company’s 2005 Credit Facility and the expensing of certain third-party and lender fees, offset by the capitalization of debt issuance costs on the 2009 Credit Facility. The Company called the remaining $4.0 million of Senior Subordinated Notes during the third quarter of fiscal 2010 and recognized additional loss on debt extinguishment of $0.3 million. See Senior Subordinated Notes below.

The loss on debt extinguishment and changes in unamortized debt issuance costs at the date of the transaction (in thousands) are summarized as follows:

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

2009 Term Loan

The 2009 Credit Facility includes a $180.0 million Term Loan due in December 2014 (“2009 Term Loan”). The 2009 Term Loan bears interest at the LIBOR plus an applicable margin of 5% subject to a LIBOR floor of 2%, or at Rural/Metro LLC’s option, the Alternate Base Rate (“ABR”) as defined in the credit agreement plus an applicable margin of 4% subject to an ABR floor of 3%. In the case of the LIBOR option, whereby the contract periods may be equal to one, two, three or six months from the date of initial borrowing, interest is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. The 2009 Term Loan requires quarterly principal payments totaling 1% of the original Term Loan principal balance in the first year, 5% of the original Term Loan principal balance in the second through fourth years and 10% of the original Term Loan principal balance in the fifth year of the agreement. Additionally, annual principal payments equal to 50% of fiscal year-end excess cash flow, as defined in the credit agreement, are required. The required excess cash flow payments may decrease to 25% or 0% based on the total leverage ratio, as defined in the credit agreement. The 2009 Term Loan may be prepaid without penalty (other than payment of certain losses and expenses incurred by the lender as a result of such prepayment) at any time at the option of Rural/Metro LLC. Based on the required principal payment terms, $2.6 million of the 2009 Term Loan has been classified as current on the Consolidated Balance Sheet as of March 31, 2010. The Company has purchased an interest rate cap as a hedge for $60.0 million of the 2009 Term Loan as discussed in Note 5 above.

The Company capitalized $2.8 million of debt issuance costs related to the 2009 Term Loan which includes the transfer of $1.4 million of unamortized debt issuance costs from the 2005 Credit Facility and $1.4 million of fees incurred with third parties. The Company is amortizing those costs as interest expense over the term of the loan. Additionally, the 2009 Term Loan was issued at a discount of $1.8 million and $3.0 million of lender fees were also recorded as a discount, both of which are being accreted to interest expense over the term of the loan.

At March 31, 2010, all of the outstanding 2009 Term Loan balance was accruing interest at 7.00% per annum under three-month LIBOR contracts.

2009 Revolving Credit Facility

The 2009 Credit Facility includes a $40.0 million revolving credit facility, which matures in December 2013 (“2009 Revolving Credit Facility”). The 2009 Revolving Credit Facility includes a letter of credit sub-line whereby $25.0 million of the facility can be utilized to issue letters of credit. Letters of credit issued under the facility reduce the borrowing capacity on the total facility. Borrowings on the Revolving Credit Facility bear interest at LIBOR plus an applicable margin of 5% subject to a LIBOR floor of 2% or, at Rural/Metro LLC’s option, the ABR as defined in the credit agreement plus an applicable margin of 4% subject to an ABR floor of 3%. In the case of the LIBOR option, whereby the contract periods may be equal to one, two, three or six months from the date of initial borrowing, interest is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. Additionally, Rural/Metro LLC will pay a commitment fee to the Revolving Credit Facility lenders equal to 0.75% on the undrawn revolving commitment, payable quarterly. An administrative fee of $125,000 per year is required to be paid in quarterly installments with the first installment due on the closing date.

Amounts related to outstanding letters of credit issued under the 2009 Revolving Credit Facility bear a participation fee of 5.0% and a fronting fee of 0.25%, payable quarterly.

The Company capitalized $1.5 million of debt issuance costs related to the 2009 Revolving Credit Facility which includes $0.8 million paid to the lenders in the facility and $0.7 million of fees incurred with third parties. The Company is amortizing those costs as interest expense over the term of the facility.

As of March 31, 2010, letters of credit totaling $24.7 million were outstanding under the 2009 Revolving Credit Facility. These letters of credit primarily support the Company’s insurance deductible programs. Aside from the letters of credit issued under the facility, no other amounts were outstanding under the 2009 Revolving Credit Facility at March 31, 2010.

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

The Company executed a collateral pledge agreement as a condition to the Cash Collateralized LC Facility. The collateral pledge agreement requires the Company to maintain on deposit an amount equal to the amount of the commitments under the Cash Collateralized LC Facility plus 1.375% for fees and cash reserves. The deposit is maintained in certificate of deposit accounts and will be used as security in the event any of the lenders are required to make a letter of credit disbursement. As of March 31, 2010, the Company had $17.6 million in letters of credit outstanding under the Cash Collateralized LC Facility and $17.8 million in restricted cash on deposit to guarantee those letters of credit. The restricted cash related to the Cash Collateralized LC Facility has been classified as a noncurrent asset on the Consolidated Balance Sheets due to the Company’s intent for the letters of credit to remain outstanding for a period greater than 12 months.

The Company must pay a participation fee of 1.25% of the face amount of the letters of credit, quarterly in arrears, to the administrative agent. The Company also must pay a 0.125% fronting fee to any new lenders if additional lenders enter the agreement.

The Company capitalized $28,000 of debt issuance costs related to the Cash Collateralized LC Facility. The Company is amortizing those costs as interest expense over the term of the facility.

2005 Credit Facility

The Company’s 2005 Credit Facility included a Term Loan B Facility maturing in 2011, a $45.0 million Letter of Credit Facility maturing in 2011 and a $20.0 million Revolving Credit Facility maturing in March 2010, each of which was terminated in conjunction with the Company entering into the 2009 Credit Facility, as discussed above. The Term Loan B Facility, the Letter of Credit Facility and the Revolving Credit Facility are described below.

Term Loan B Facility

During the nine months ended March 31, 2010, the Company made a $10.0 million principal repayment on its Term Loan B and repaid the balance of $56.0 million in connection with its December 2009 refinancing transaction. There were no prepayment penalties or fees associated with the principal repayments under the Term Loan B (other than our reimbursement of certain losses and expenses incurred by the lender as a result of such repayment). In connection with the $10.0 million principal repayment the Company wrote-off $0.1 million of debt issuance costs. In connection with its December 2009 refinancing transaction the Company incurred third-party fees and wrote off the remaining $0.5 million of unamortized debt issuance costs, a portion of which was transferred to the 2009 Term Loan and a portion of which was expensed as extinguishment of debt.

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

Letter of Credit Facility

In connection with its December 2009 refinancing transaction the Company terminated the Letter of Credit Facility. In connection with the termination of the facility, the Company incurred third-party fees and wrote-off the remaining $0.4 million of unamortized debt issuance costs, a portion of which was transferred to the 2009 Credit Facility and a portion of which was expensed as the loss on debt extinguishment. In connection with its December 2009 refinancing transaction the Company transferred its letters of credit under the 2005 Credit Facility to its letter of credit facility sub-line under its 2009 Revolving Credit Facility and its Cash Collateralized Letter of Credit Facility.

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

Revolving Credit Facility

In connection with its December 2009 refinancing transaction the Company terminated its Revolving Credit Facility under the 2005 Credit Facility. In connection with the termination of the facility, the Company incurred third-party fees and wrote-off the remaining $51,000 of unamortized debt issuance costs, a portion of which was transferred to the 2009 Credit Facility and a portion of which was expensed as the loss on debt extinguishment. The Company’s $20.0 million Revolving Credit Facility included a letter of credit sub-line in the amount of $10.0 million and any letters of credit issued under the sub-line reduced the amount of drawings available under the Revolving Credit Facility by the amount of such letters of credit. A commitment fee of 0.50% was payable on the total undrawn revolving commitment, plus a fronting fee of 0.25% on any letter of credit issued under the sub-line, payable at the end of each quarter.

Senior Subordinated Notes

In the second quarter of fiscal 2010, the Company announced the launch of a tender offer and consent solicitation for its outstanding 9.875% Senior Subordinated Notes. The purchase price per $1,000 principal amount of Senior Subordinated Notes to be paid for each validly tendered Senior Subordinated Note was (1) the redemption price of the Senior Subordinated Notes plus scheduled interest to March 15, 2010, discounted based on a yield to March 15, 2010 that is equal to the sum of (i) the yield on the 4.00% US Treasury note due March 15, 2010, and (ii) a fixed spread of 50 basis points, less (2) an amount equal to the consent payment. Those Senior Subordinated Note holders who tendered on or before the consent date of November 20, 2009 were paid a consent fee of $20 per $1,000 of principal amount of Senior Subordinated Notes. This equated to a payment of $1,074.14 for each $1,000 of principal amount of Senior Subordinated Notes for those tendered on or before the consent date and $1,054.14 for each $1,000 of principal amount of Senior Subordinated Notes tendered subsequent to the consent date. A total of $121.0 million of principal amount of Senior Subordinated Notes were tendered on or before the consent date. None of the remaining Senior Subordinated Notes were tendered after the consent date but prior to the expiration date of December 8, 2009.

In connection with its December 2009 refinancing transaction the Company paid lenders $9.0 million of tender and consent fees, incurred third-party fees and wrote-off $2.8 million of unamortized debt issuance costs, a portion of which was transferred to the 2009 Credit Facility and a portion of which was expensed as debt extinguishment.

The Company used $4.2 million of restricted cash to call the remaining $4.0 million of Senior Subordinated Notes during the third quarter of fiscal 2010. The Company remitted to lenders the $4.0 million outstanding principal plus a call premium of $0.2 million which was equal to 4.938% of the principal balance as required by the terms of the agreement governing such Senior Subordinated Notes. The Company recognized a loss on debt extinguishment of $0.3 million which includes the call premium and the write-off of $0.1 million of unamortized debt issuance costs.

Debt Covenants

The 2009 Credit Facility and the Senior Discount Notes include various financial and non-financial covenants applicable to Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2009 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including an interest expense coverage ratio, a total leverage ratio, and a senior secured leverage ratio. The 2009 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company as a holding company, and other matters customarily restricted in such agreements. The financial covenants related to the Senior Discount Notes are similar to or less restrictive than those under the 2009 Credit Facility. The Company was in compliance with all of the applicable covenants under the 2009 Credit Facility and under the Senior Discount Notes as of March 31, 2010.

(7) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Current income tax provision	$(976)	$(369)	$(816)	$(2,066)
Deferred income tax provision	(1,623)	(1,668)	(1,160)	(3,795)

Total income tax provision	$(2,599)	$(2,037)	$(1,976)	$(5,861)

Continuing operations provision	$(2,664)	$(2,090)	$(2,315)	$(6,385)
Discontinued operations benefit	65	53	339	524

Total income tax provision	$(2,599)	$(2,037)	$(1,976)	$(5,861)

The effective tax rates for the three and nine months ended March 31, 2010 for continuing operations were 36.7% and 36.4%, respectively, which differ from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes and state income taxes. Additionally, the tax provision for the three and nine months ended March 31, 2010 reflects a $0.6 million benefit related to executive compensation recorded as expense and not deductible in fiscal 2009 that will be deductible in fiscal 2010.

The effective tax rates for the three and nine months ended March 31, 2009 for continuing operations were 53.4% and 56.1%, respectively, which differ from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes.

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

(8) Share-Based Compensation

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods. The share-based compensation expense that the Company recognized in its Consolidated Statements of Operations by type of award for the three and nine months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
RSU compensation expense	$66	$55	$285	$151
SAR compensation expense	21	13	106	34

Total share-based compensation expense	$87	$68	$391	$185

The share-based compensation expense that the Company recognized in its Consolidated Statements of Operations by category for the three and nine months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Payroll and employee benefits	$53	$54	$325	$147
Other operating expenses	34	14	66	38

Total share-based compensation expense	$87	$68	$391	$185

The increase in share-based compensation expense was the result of new awards issued to employees and non-employee directors during fiscal 2010.

As of March 31, 2010, the total unrecognized share-based compensation expense, excluding any forfeiture estimate, was $1.1 million. The remaining unrecognized share-based compensation expense will be recognized over a weighted average period of 2.0 years.

The Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of RSUs and the exercise of SARs.

(9) Defined Benefit Plan

The Company provides a defined benefit pension plan (the “Plan”) covering eligible employees of one of its subsidiaries, primarily those covered by a collective bargaining arrangement. Eligibility is achieved upon the completion of one year of service, with full vesting achieved after the completion of five years of service.

The following table presents the components of net periodic benefit cost for the three and nine months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Service cost	$408	$270	$1,224	$809
Interest cost	124	90	372	269
Expected return on plan assets	(155)	(147)	(465)	(442)
Net prior service cost amortization (1)	16	16	48	48
Net loss amortization (2)	63	—	189	—

Net periodic benefit cost	$456	$229	$1,368	$684

(1)	In Note 11, the amortization of prior service cost from accumulated other comprehensive income (loss) is net of an income tax provision of $6,000 for both the three months ended March 31, 2010 and 2009 and net of an income tax provision of $18,000 and $19,000 for the nine months ended March 31, 2010 and 2009, respectively.

(2)	In Note 11, the amortization of net loss from accumulated other comprehensive income (loss) is net of an income tax provision of $23,000 and $71,000 for the three and nine months ended March 31, 2010, respectively.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2010	2009
Discount rate	6.17%	6.86%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed $0.6 million and $1.5 million during each of the three and nine months ended March 31, 2010, respectively and $0.5 million and $1.7 million during each of the three and nine months ended March 31, 2009, respectively. The Company’s fiscal 2010 contributions are anticipated to approximate $2.0 million.

(10) Earnings Per Share

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

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income from continuing operations per share attributable to Rural/Metro computations for the three and nine months ended March 31, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Income from continuing operations	$4,586	$1,824	$4,039	$4,997
Less: Net income attributable to noncontrolling interest	595	577	1,630	1,319

Income from continuing operations attributable to Rural/Metro	3,991	1,247	2,409	3,678
Average number of shares outstanding - Basic	25,247	24,843	25,057	24,830
Add: Incremental shares for dilutive effect of stock options, RSUs and SARs	203	54	268	77

Average number of shares outstanding - Diluted	25,450	24,897	25,325	24,907

Income from continuing operations per share attributable to Rural/Metro - Basic	$0.16	$0.05	$0.10	$0.15

Income from continuing operations per share attributable to Rural/Metro - Diluted	$0.16	$0.05	$0.10	$0.15

For the three and nine months ended March 31, 2009, certain option shares and SARs have been excluded from the calculation of diluted income from continuing operations per share attributable to Rural/Metro because the inclusion of those option shares and SARs would have been antidilutive for those periods. Such options and SARs totaled 0.8 million shares for both the three and nine months ended March 31, 2009. There were no such options or SARs for the three and nine months ended March 31, 2010.

(11) Comprehensive Income

The components of comprehensive income for the three and nine months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income	$4,354	$1,564	$3,538	$4,149
Components of other comprehensive income:
Change in fair value of interest rate hedge, net of tax	(143)	—	(143)	—
Defined benefit pension plan:
Amortization of prior service cost, net of tax	10	10	30	29
Amortization of net loss, net of tax	40	—	118	—

Total other comprehensive (loss) income	(93)	10	5	29

Comprehensive income	4,261	1,574	3,543	4,178
Comprehensive income attributable to noncontrolling interest	(595)	(577)	(1,630)	(1,319)

Comprehensive income attributable to Rural/Metro	$3,666	$997	$1,913	$2,859

For the three and nine months ended March 31, 2010 and 2009, there was no other comprehensive income attributable to noncontrolling interest.

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

Regulatory Compliance

The Company is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Within the healthcare industry, government investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers is ongoing. From time to time, the Company is subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Under the Company’s existing compliance program, the Company initiates its own investigations and conducts audits to examine compliance with various policies and regulations, including periodic reviews of the levels of service and corresponding rates the Company bills to various payers. Internal investigations or audits may result in significant repayment obligations for patient services previously billed or the modification of estimates relating to reimbursements. For example, in the quarter ended March 31, 2010, following a review of certain claims in the Company’s Mid-Atlantic segment, a reserve was established in the amount of $1.5 million for a change in estimate relating to levels of service on claims for which the Company was previously reimbursed. The Company believes that it is substantially in compliance with fraud and abuse statutes and their applicable governmental interpretation.

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

(13) Segment Reporting

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

Each reporting segment provides ambulance services while the Company’s fire and other services are primarily in the South and Southwest segments.

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

The following table summarizes segment information for the three and nine months ended March 31, 2010 and 2009 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Three months ended March 31, 2010
Net revenues from external customers:
Ambulance services	$21,477	$28,943	$37,939	$26,851	$115,210
Other services (1)	912	7,227	9,683	105	17,927

Total net revenue	$22,389	$36,170	$47,622	$26,956	$133,137

Segment profit from continuing operations	$4,513	$2,718	$8,879	$2,344	$18,454

	Mid-Atlantic	South	Southwest	West	Total
Three months ended March 31, 2009
Net revenues from external customers:
Ambulance services	$20,647	$26,011	$33,755	$25,270	$105,683
Other services (1)	954	6,858	10,104	266	18,182

Total net revenue	$21,601	$32,869	$43,859	$25,536	$123,865

Segment profit from continuing operations	$4,492	$2,581	$6,711	$1,377	$15,161
Nine months ended March 31, 2010
Net revenues from external customers:
Ambulance services	$67,314	$84,770	$109,229	$80,361	$341,674
Other services (1)	3,072	21,907	29,858	398	55,235

Total net revenue	$70,386	$106,677	$139,087	$80,759	$396,909

Segment profit from continuing operations	$16,077	$8,068	$22,446	$6,954	$53,545
Nine months ended March 31, 2009
Net revenues from external customers:
Ambulance services	$61,368	$75,487	$97,304	$75,590	$309,749
Other services (1)	2,915	20,602	30,653	992	55,162

Total net revenue	$64,283	$96,089	$127,957	$76,582	$364,911

Segment profit from continuing operations	$14,459	$8,590	$17,742	$4,175	$44,966

(1)	Other services consists of revenue generated from fire protection services; including master fire contracts and subscription fire services, airport fire and rescue; home health care services; and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Segment profit	$18,454	$15,161	$53,545	$44,966
Depreciation and amortization	(3,814)	(3,605)	(11,445)	(10,514)
Interest expense	(7,116)	(7,749)	(21,761)	(23,325)
Interest income	38	107	169	255
Loss on debt extinguishment	(312)	—	(14,154)	—

Income from continuing operations before income taxes	$7,250	$3,914	$6,354	$11,382

(14) Discontinued Operations

During fiscal 2010, the Company made the decision to exit fire protection contracts in Florida and Wisconsin and ambulance services contracts in Salt Lake City, Utah and Jefferson County, Georgia. Because these operations are considered separate components of the Company, the results of these operations, as well as operations discontinued in previous periods, are reported within (loss) income from discontinued operations in the Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009. Although these markets were exited in fiscal 2010, the consolidated statements of operations for the three and nine months ended March 31, 2009 have been recast to reflect these operations as discontinued.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenue:
Mid-Atlantic	$33	$487	$138	$1,542
South	55	699	1,123	2,104
Southwest	1	67	38	185
West	(159)	876	1,644	2,738

Net revenue from discontinued operations	$(70)	$2,129	$2,943	$6,569

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
(Loss) income:
Mid-Atlantic	$23	$(88)	$35	$(475)
South	8	10	(41)	(11)
Southwest	(79)	(30)	(105)	(99)
West	(184)	(152)	(390)	(263)

Loss from discontinued operations, net of income taxes	$(232)	$(260)	$(501)	$(848)

Loss from discontinued operations is presented net of an income tax benefit of $0.1 million for both the three months ended March 31, 2010 and 2009, respectively. Loss from discontinued operations is presented net of income tax benefit of $0.3 million and $0.5 million for the nine months ended March 31, 2010 and 2009, respectively. The loss from discontinued operations for the three and nine months ended March 31, 2010 is primarily related to the results of those operations discontinued in the current fiscal year. The loss from discontinued operations before the income tax benefit for the nine months ended March 31, 2009 was primarily due to $0.4 million recorded as a result of increasing the Company’s Medicare reserve contingency related to the Ohio compliance matter described above in Note 12, a portion of which relates to our former Marion, Ohio operation. There was no net revenue or (loss) income from discontinued operations attributable to noncontrolling interest for the three and nine months ended March 31, 2010 and 2009.

(15) Variable Interest Entity

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

The Company determined that its investment in San Diego Medical Services Enterprise, LLC (“SDMSE”), the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that the Company is the primary beneficiary of the entity and therefore must consolidate its activities. The determination was made based on the following:

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

The following is a summary of SDMSE’s assets and liabilities (in thousands):

	March 31, 2010	June 30, 2009
Current assets	$10,519	$8,913
Noncurrent assets	200	200

Total assets	$10,719	$9,113

Current liabilities	$5,611	$5,465
Noncurrent liabilities	—	—

Total liabilities	$5,611	$5,465

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

(16) Subsequent Events

On April 8, 2010, the Company consummated the purchase of medical transportation services provider TransCare of Kentucky, Inc. (“Transcare”). The Company purchased substantially all of the assets of Transcare for $1.4 million. The Company will account for the purchase as a business combination in the fourth quarter of fiscal 2010.

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

Management’s Overview

During fiscal 2010, our focus remains on implementing the Company’s strategic and operating activities including operational excellence in patient care delivery, revenue cycle management, new emergency revenue generation and continued expansion of the non-emergency business within existing markets. We intend to achieve these through continued focus on billing initiatives aimed at reducing uncompensated care and increasing average patient charge (“APC”), responsiveness to customer needs and investments in technology designed to maximize billing performance. Our continued focus on these items has contributed to a 8.8% growth in year to date revenue and 19.3% growth in year-to-date adjusted EBITDA, in fiscal 2010 as compared to the same period in the prior year.

We continue to focus on expanding our profit margin by increasing our gains in non-emergency market share and increasing transports through hospital-outsourced opportunities and partnerships with public systems. We believe this strategy will continue to demonstrate our ability to operate in this challenging economy.

2009 Debt Refinancing

In December 2009, we effected a refinancing of our 2005 Credit Facility by terminating and extinguishing our Term Loan B, Revolving Credit Facility and substantially all of our Senior Subordinated Notes. These instruments were replaced by the 2009 Credit Facility and a cash collateralized letter of credit facility. We called the remaining Senior Subordinated Notes in March 2010. The refinancing resulted in a loss on the debt extinguishment of $14.2 million. The new facility provides for extended maturities as well as increased flexibility with the respect to the principal reduction on our other debt instruments. We expect that cash paid for interest will decrease approximately $2.0 million annually under the new credit facility.

Average Patient Charge (APC)

Net medical transport APC increased $20 to $394 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. We have seen significant growth in year over year net medical transport APC primarily related to increased collections driven by our billing initiatives and rate increases. The ambulance industry has recently experienced some changes in the Medicare reimbursement environment. These changes include the lack of an annual CPI adjustment for calendar year 2010 and the final phase-in of the national Medicare fee schedule on December 31, 2009 which primarily affects our West and Mid-Atlantic operating segments. Additionally, we have experienced reductions in the Medicaid reimbursement in Arizona with the potential for further decreases based on ongoing legislative actions. We believe that these changes in the reimbursement environment may adversely affect the growth rate on our net medical transport APC. The 2% urban and 3% rural adjustment which expired December 31, 2009 was reinstated and extended to December 31, 2010 through recent federal healthcare legislation.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 20 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. For the nine months ended March 31, 2010 and 2009, respectively, 43.6% and 44.4% of our transports were generated from emergency ambulance services. Non-emergency ambulance services, including critical care transfers and other interfacility transports, comprised 56.4% and 55.6% of our transports for the same periods. All ambulance related services generated 86.1% and 84.9% of net revenue for the nine months ended March 31, 2010 and 2009, respectively. The remainder of our net revenue was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

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

The following is a summary of certain key operating statistics we use to evaluate our operations (Adjusted EBITDA from continuing operations in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net Medical Transport APC (1)	$394	$374	$393	$367
DSO (2)	44	55	44	55
Adjusted EBITDA from continuing operations (3)	$17,946	$14,652	$52,306	$43,832
Medical Transports (4)	277,276	265,376	817,427	788,775

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations.

(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

(3)	See the discussion below of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization including goodwill impairment (“Adjusted EBITDA”).

(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

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

The following table sets forth our EBITDA and adjusted EBITDA for the three and nine months ended March 31, 2010 and 2009, as well as a reconciliation to (loss) income from continuing and discontinued operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Income from continuing operations	$4,586	$1,824	$4,039	$4,997
Add (deduct):
Depreciation and amortization	3,814	3,605	11,445	10,514
Interest expense	7,116	7,749	21,761	23,325
Interest income	(38)	(107)	(169)	(255)
Income tax provision	2,664	2,090	2,315	6,385
Income attributable to noncontrolling interest	(595)	(577)	(1,630)	(1,319)

EBITDA from continuing operations attributable to Rural/Metro	17,547	14,584	37,761	43,647

Add (deduct):
Share-based compensation expense	87	68	391	185
Loss on debt extinguishment	312	—	14,154	—

Adjusted EBITDA from continuing operations attributable to Rural/Metro	17,946	14,652	52,306	43,832

Loss from discontinued operations	(232)	(260)	(501)	(848)
Add (deduct):
Depreciation and amortization	—	85	121	358
Income tax provision (benefit)	(65)	(53)	(339)	(524)

EBITDA from discontinued operations attributable to Rural/Metro	(297)	(228)	(719)	(1,014)

Total adjusted EBITDA attributable to Rural/Metro	$17,649	$14,424	$51,587	$42,818

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percent of our transport mix in the first nine months of fiscal 2010 to 9.0% as compared to 9.8% in the first nine months of fiscal 2009. Although we are not seeing an impact at this time and believe we have measures in place to promptly identify negative payer mix trends, we do recognize a weakened economy may shift our current transport mix to a higher volume of uninsured and underinsured claims. If this occurs, we may see higher uncompensated care write-offs as a result of a reduction in collections based on historical collections trends for this payer mix; which would in turn impact our cash flows from operations and overall liquidity.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2010 and 2009

(unaudited)

(in thousands, except per share amounts)

	2010	% of Net Revenue	2009	% of Net Revenue	$ Change	% Change
Net revenue	$133,137	100.0%	$123,865	100.0%	$9,272	7.5%

Operating expenses:
Payroll and employee benefits	79,951	60.1%	75,980	61.3%	3,971	5.2%
Depreciation and amortization	3,814	2.9%	3,605	2.9%	209	5.8%
Other operating expenses	31,449	23.6%	28,033	22.6%	3,416	12.2%
General/auto liability insurance expense	3,396	2.6%	4,856	3.9%	(1,460)	(30.1)%
Gain on sale of assets	(113)	(0.1)%	(165)	(0.1)%	52	31.5%

Total operating expenses	118,497	89.0%	112,309	90.7%	6,188	5.5%

Operating income	14,640	11.0%	11,556	9.3%	3,084	26.7%
Interest expense	(7,116)	(5.3)%	(7,749)	(6.3)%	633	8.2%
Interest income	38	0.0%	107	0.1%	(69)	(64.5)%
Loss on debt extinguishment	(312)	(0.2)%	—	—	(312)	#

Income from continuing operations before income taxes	7,250	5.4%	3,914	3.2%	3,336	85.2%
Income tax provision	(2,664)	(2.0)%	(2,090)	(1.7)%	(574)	(27.5)%

Income from continuing operations	4,586	3.4%	1,824	1.5%	2,762	#
Loss from discontinued operations, net of income taxes	(232)	(0.2)%	(260)	(0.2)%	28	10.8%

Net income	4,354	3.3%	1,564	1.3%	2,790	#
Net income attributable to noncontrolling interest	(595)	(0.4)%	(577)	(0.5)%	(18)	(3.1)%

Net income attributable to Rural/Metro	$3,759	2.8%	$987	0.8%	$2,772	#

Income per share:
Basic -
Income from continuing operations attributable to Rural/Metro	$0.16		$0.05		$0.11
Loss from discontinued operations attributable to Rural/Metro	(0.01)		(0.01)		—

Net income attributable to Rural/Metro	$0.15		$0.04		$0.11

Diluted-
Income from continuing operations attributable to Rural/Metro	$0.16		$0.05		$0.11
Loss from discontinued operations attributable to Rural/Metro	(0.01)		(0.01)		—

Net income attributable to Rural/Metro	$0.15		$0.04		$0.11

Average number of common shares outstanding - Basic	25,247		24,843		404

Average number of common shares outstanding - Diluted	25,450		24,897		553

# - Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Ambulance services	$115,210	$105,683	$9,527	9.0%
Other services	17,927	18,182	(255)	(1.4)%

Total net revenue	$133,137	$123,865	$9,272	7.5%

Ambulance Services

The increase in ambulance services revenue is primarily due to a $9.3 million increase in same service area revenue. The increase in same service area revenue included $5.5 million related to net medical transport APC and $4.2 million related to increases in medical transport volume. The increase related to net medical transport APC is inclusive of a $1.5 million decrease for a reserve established for a change in estimate related to an internal review of levels of service on claims that were previously reimbursed and a $0.9 million increase related to a supplemental payment received from the New York Medicaid program. Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume separated into same service area and new contracts, while the second table summarizes total transport volume separated into emergency and non-emergency.

	Three Months Ended March 31,
	2010	2009	Transport Change	% Change
Same service area medical transports	276,837	265,376	11,461	4.3%
New contract medical transports	439	N/A	439	#

Medical transports from continuing operations	277,276	265,376	11,900	4.5%

# - Variances over 100% not displayed

	Three Months Ended March 31,
	2010	% of Transports	2009	% of Transports	Transport Change	% Change
Emergency medical transports	119,405	43.1%	116,990	44.1%	2,415	2.1%
Non-emergency medical transports	157,871	56.9%	148,386	55.9%	9,485	6.4%

Medical transports from continuing operations	277,276	100.0%	265,376	100.0%	11,900	4.5%

The growth in same service area transports relates to growth in our non-emergency transport business in Georgia, Kentucky and San Diego as well as increased emergency transports in our Arizona and Tennessee markets. New contract transport growth is related to our new emergency and non-emergency contracts in our Oregon market.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $94.8 million and $82.0 million for the three months ended March 31, 2010 and 2009, respectively. The increase of $12.8 million is primarily a result of increased transports, rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 12.9% and 13.7% for the three months ended March 31, 2010 and 2009, respectively. High levels of uninsured and underinsured patients coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended March 31,
	2010	% of Gross Revenue	2009	% of Gross Revenue	$ Change	% Change
Gross Revenue	$241,001	100.0%	$217,470	100.0%	$23,531	10.8%
Contractual Discounts	(94,781)	(39.3)%	(81,961)	(37.7)%	(12,820)	(15.6)%
Uncompensated care	(31,010)	(12.9)%	(29,826)	(13.7)%	(1,184)	(4.0)%

Net Medical Transportation Revenue	$115,210	47.8%	$105,683	48.6%	$9,527	9.0%

Ambulance Services Revenue by Payer Category

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Three Months Ended March 31,
	2010	2009
Medicare	44.4%	41.9%
Medicaid	15.5%	13.8%
Commercial insurance	34.6%	37.7%
Self-pay	0.9%	1.4%
Fees/subsidies	4.6%	5.2%

Total	100.0%	100.0%

Net Medical Transport APC

Net medical transport APC for the three months ended March 31, 2010 increased to $394 from $374 for the three months ended March 31, 2009. The $20 increase was primarily due to improvement in collections and rate increases. The net medical transport APC was negatively impacted by $5 for the $1.5 million reserve described above. This was offset by a $3 positive impact from the supplemental payment received from the New York Medicaid program.

Operating Expenses

Payroll and Employee Benefits

The increase in payroll and employee benefits expense reflects increased health insurance expense of $1.5 million. The remainder of the change in payroll and employee benefits expense is primarily related to increases in transports and unit hours as well as annual merit increases.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to March 31, 2009.

Other Operating Expenses

The increase in other operating expenses included a $1.5 million increase related to legal and other professional service fees related to the Company’s review of various governance and operational items. The Company’s review of such items (which was overseen by the Audit Committee of the Board of Directors in accordance with the Company’s regular governance procedures), taken together with a review of organizational efficiencies, resulted in the identification of opportunities to enhance the Company’s organizational structure as well as certain of its policies, procedures and practices. Additionally, there was $1.2 million of increased vehicle and equipment expenses primarily related to increased transports, unit hours and fuel prices.

General/Auto Liability Insurance Expense

General/auto liability insurance expense decreased $1.5 million related to prior year actuarial claims adjustments of $1.5 million. No actuarial claims adjustments were recorded in the current quarter.

Interest Expense

The decrease in interest expense was related to the December 2009 restructuring of our debt.

Loss on Debt Extinguishment

A $0.3 million loss on debt extinguishment was recorded in connection with the redemption of the previously untendered Senior Subordinated Notes as described in Note 6 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. The loss consisted of the write-off of unamortized debt issuance costs and legal fees incurred to effect the refinancing.

Income Tax Provision

During the three months ended March 31, 2010 and 2009, our effective tax rate for continuing operations was 36.7% and 53.4%, respectively. This rate differs from the federal statutory rate of 35.0% primarily as a result of non-deductible non-cash interest expense related to our Senior Discount Notes and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego and executive compensation recorded as an expense and not deductible in fiscal 2009 that will be deductible in fiscal 2010.

We recorded a $0.1 million income tax benefit for discontinued operations during both the three months ended March 31, 2010 and 2009, respectively. The Company made income tax payments of $0.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 — Segments

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

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and loss on debt extinguishment. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$21,477	$20,647	$830	4.0%
Other services	912	954	(42)	(4.4)%

Total net revenue	$22,389	$21,601	$788	3.6%

Segment profit	$4,513	$4,492	$21	0.5%
Segment profit margin	20.2%	20.8%
Medical transports	55,917	56,064	(147)	(0.3)%
Net Medical Transport APC	$376	$359	$17	4.7%
DSO (1)	42	49	(7)	(14.3)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to $1.0 million of increases in net medical transport APC, which is inclusive of a $1.5 million decrease for a reserve established for a change in estimate related to an internal review of levels of service on claims that were previously reimbursed and a $0.9 million increase related to a supplemental payment received from the New York Medicaid program. The net medical transport APC increase was primarily due to improvement in collections and rate increases. Included in the change in net medical transport APC was a $27 negative impact from the $1.5 million reserve described above. This was offset by a $16 positive impact from the supplemental payment received from the New York Medicaid program.

Payroll and employee benefits

Payroll and employee benefits was $11.7 million, or 52.2% of net revenue for the three months ended March 31, 2010, compared to $11.4 million, or 52.8% of net revenue, for the same period in the prior year.

Operating expenses

Operating expenses, including general/auto liability expenses was $4.5 million for the three months ended March 31, 2010, or 20.1% of net revenue, compared to $4.4 million, or 20.4% of net revenue for the same period in the prior year.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$28,943	$26,011	$2,932	11.3%
Other services	7,227	6,858	369	5.4%

Total net revenue	$36,170	$32,869	$3,301	10.0%

Segment profit	$2,718	$2,581	$137	5.3%
Segment profit margin	7.5%	7.9%
Medical transports	89,180	80,399	8,781	10.9%
Net Medical Transport APC	$301	$296	$5	1.7%
DSO (1)	41	39	2	5.1%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $2.6 million increase in medical transport volume and a $0.4 million increase in net medical APC. The increase in medical transports was due to growth in non-emergency transport volume in our Tennessee, Georgia, Alabama and Kentucky markets related to concentrated marketing efforts to expand our non-emergency business.

Other services revenue growth is primarily due to increases in master fire contract revenue related to additional services performed for an industrial fire protection customer.

Payroll and employee benefits

Payroll and employee benefits was $23.4 million, or 64.6% of net revenue for the three months ended March 31, 2010, compared to $20.9 million, or 63.6% of net revenue, for the same period in the prior year. The increase was primarily related to $0.6 million in increased health insurance expense and increased expenses related to increased transports, unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended March 31, 2010 was $7.4 million, or 20.5% of net revenue compared to $7.3 million, or 22.2% of net revenue, for the same period in the prior year. Increased vehicle and equipment expenses, including a $0.4 million increase in fuel related to increased transports and fuel prices, were offset by reductions in general/auto liability insurance expense.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$37,939	$33,755	$4,184	12.4%
Other services	9,683	10,104	(421)	(4.2)%

Total net revenue	$47,622	$43,859	$3,763	8.6%

Segment profit	$8,879	$6,711	$2,168	32.3%
Segment profit margin	18.6%	15.3%
Medical transports	63,257	62,613	644	1.0%
Net Medical Transport APC	$594	$531	$63	11.9%
DSO (1)	39	59	(20)	(33.9)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was due to $3.9 million of increases in net medical APC and a $0.3 million increase in medical transport volume. Medical transports increased primarily due to increases in emergency transport volume. The increase in net medical transport APC was due to collection rate increases as well as service level increases.

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base primarily in our southern Arizona market.

We were recently notified that we had not been selected as the continuing ambulance provider for the City of Peoria, Arizona effective upon the expiration of our current contract on August 31, 2010. This contract accounts for approximately 8,500 emergency transports and $4.6 million of net revenue annually. The Southwest segment will be affected by the reduction of revenue related to this contract beginning with the first quarter of fiscal 2011.

Payroll and employee benefits

Payroll and employee benefits was $24.9 million, or 52.3% of net revenue for the three months ended March 31, 2010, compared to $24.0 million, or 54.7% of net revenue, for the same period in the prior year. The increase was primarily due to $0.4 million of increased health insurance expense and increased expenses related to increased transports, unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses increased to $10.6 million for the three months ended March 31, 2010, or 22.3% of net revenue, compared to $10.5 million, or 23.9% of net revenue, for the same period in the prior year.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$26,851	$25,270	$1,581	6.3%
Other services	105	266	(161)	(60.5)%

Total net revenue	$26,956	$25,536	$1,420	5.6%

Segment profit	$2,344	$1,377	$967	70.2%
Segment profit margin	8.7%	5.4%
Medical transports	68,922	66,300	2,622	4.0%
Net Medical Transport APC	$343	$332	$11	3.3%
DSO (1)	57	72	(15)	(20.8)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $1.4 million increase in same service area revenue. Same service area revenue included a $0.8 million increase in net medical transport APC and a $0.7 million increase in medical transport volume. Medical transports increased due to increased non-emergency transport volume in San Diego and Florida. The increase in net medical transport APC is primarily due to rate increases.

Payroll and employee benefits

Payroll and employee benefits was $15.4 million, or 57.1% of net revenue for the three months ended March 31, 2010, compared to $14.8 million, or 58.0% of net revenue, for the same period in the prior year. The increase was primarily due to $0.3 million in increased health insurance expense and increased expenses related to increased transports and unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended March 31, 2010 was $8.0 million, or 29.7% of net revenue, compared to $8.3 million, or 32.5% of net revenue, for the same period in the prior year. The decrease was primarily due to a $0.4 million decrease in general/auto liability insurance expense.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Nine Months Ended March 31, 2010 and 2009

(unaudited)

(in thousands, except per share amounts)

	2010	% of Net Revenue	2009	% of Net Revenue	$ Change	% Change
Net revenue	$396,909	100.0%	$364,911	100.0%	$31,998	8.8%

Operating expenses:
Payroll and employee benefits	241,830	60.9%	225,113	61.7%	16,717	7.4%
Depreciation and amortization	11,445	2.9%	10,514	2.9%	931	8.9%
Other operating expenses	90,068	22.7%	84,618	23.2%	5,450	6.4%
General/auto liability insurance expense	11,981	3.0%	10,618	2.9%	1,363	12.8%
Gain on sale of assets	(515)	(0.1)%	(404)	(0.1)%	(111)	(27.5)%

Total operating expenses	354,809	89.4%	330,459	90.6%	24,350	7.4%

Operating income	42,100	10.6%	34,452	9.4%	7,648	22.2%
Interest expense	(21,761)	(5.5)%	(23,325)	(6.4)%	1,564	6.7%
Interest income	169	0.0%	255	0.1%	(86)	(33.7)%
Loss on debt extinguishment	(14,154)	(3.6)%	—	—	(14,154)	#

Income from continuing operations before income taxes	6,354	1.6%	11,382	3.1%	(5,028)	(44.2)%
Income tax provision	(2,315)	(0.6)%	(6,385)	(1.7)%	4,070	63.7%

Income from continuing operations	4,039	1.0%	4,997	1.4%	(958)	(19.2)%
Loss from discontinued operations, net of income taxes	(501)	(0.1)%	(848)	(0.2)%	347	40.9%

Net income	3,538	0.9%	4,149	1.1%	(611)	(14.7)%
Net income attributable to noncontrolling interest	(1,630)	(0.4)%	(1,319)	(0.4)%	(311)	(23.6)%

Net income attributable to Rural/Metro	$1,908	0.5%	$2,830	0.8%	$(922)	(32.6)%

Income (loss) per share:
Basic -
Income from continuing operations attributable to Rural/Metro	$0.10		$0.15		$(0.05)
Loss from discontinued operations attributable to Rural/Metro	(0.02)		(0.04)		0.02

Net income attributable to Rural/Metro	$0.08		$0.11		$(0.03)

Diluted -
Income from continuing operations attributable to Rural/Metro	$0.10		$0.15		$(0.05)
Loss from discontinued operations attributable to Rural/Metro	(0.02)		(0.04)		0.02

Net income attributable to Rural/Metro	$0.08		$0.11		$(0.03)

Average number of common shares outstanding - Basic	25,057		24,830		227

Average number of common shares outstanding - Diluted	25,325		24,907		418

# - Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Nine Months Ended March 31,
	2010	2009	$ Change	% Change
Ambulance services	$341,674	$309,749	$31,925	10.3%
Other services	55,235	55,162	73	0.1%

Total net revenue	$396,909	$364,911	$31,998	8.8%

Ambulance Services

The increase in ambulance services revenue is due to $30.3 million in same service area revenue and $1.6 million from new emergency and non-emergency contracts in our Tennessee and Oregon markets. The increase in same service area revenue included $21.1 million related to increases in net medical transport APC and $9.4 million related to increases in medical transport volume. The increase related to net medical transport APC is inclusive of a $1.5 million decrease for a reserve established for a change in estimate related to an internal review of levels of service on claims that were previously reimbursed and a $0.9 million increase related to a supplemental payment received from the New York Medicaid program.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume separated into same service area and new contracts, while the second table summarizes total transport volume separated into emergency and non-emergency.

	Nine Months Ended March 31,
	2010	2009	Transport Change	% Change
Same service area medical transports	813,289	788,775	24,514	3.1%
New contract medical transports	4,138	N/A	4,138	#

Medical transports from continuing operations	817,427	788,775	28,652	3.6%

# - Variances over 100% not displayed

	Nine Months Ended March 31,
	2010	% of Transports	2009	% of Transports	Transport Change	% Change
Emergency medical transports	356,277	43.6%	350,596	44.4%	5,681	1.6%
Non-emergency medical transports	461,150	56.4%	438,179	55.6%	22,971	5.2%

Medical transports from continuing operations	817,427	100.0%	788,775	100.0%	28,652	3.6%

The change in our same service area transports includes a decrease of approximately 5,100 transports related to the discontinuation of service on an emergency contract in Orange County, Florida in the nine months ended March 31, 2009. Absent the discontinuation of this contract, same service area transport volume increased 33,757 transports or 4.3%. The growth in same service area transports relates to growth in our non-emergency transport business in the South segment and San Diego. New contract transport growth is related to our new emergency and non-emergency contracts in our Oregon and Tennessee markets.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $273.0 million and $238.0 million for the nine months ended March 31, 2010 and 2009, respectively. The increase of $35.0 million is primarily a result of increased transports, rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 13.2% and 13.8% for the nine months ended March 31, 2010 and 2009, respectively. High levels of uninsured and underinsured patients coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Nine Months Ended March 31,
	2010	% of Gross Revenue	2009	% of Gross Revenue	$ Change	% Change
Gross Revenue	$708,190	100.0%	$635,700	100.0%	$72,490	11.4%
Contractual Discounts	(272,976)	(38.5)%	(238,029)	(37.4)%	(34,947)	(14.7)%
Uncompensated Care	(93,540)	(13.2)%	(87,922)	(13.8)%	(5,618)	(6.4)%

Net Medical Transportation Revenue	$341,674	48.2%	$309,749	48.7%	$31,925	10.3%

Ambulance Services Revenue by Payer Category

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Nine Months Ended March 31,
	2010	2009
Medicare	43.2%	40.3%
Medicaid	15.7%	14.0%
Commercial insurance	34.9%	38.4%
Self-pay	1.0%	1.6%
Fees/subsidies	5.2%	5.7%

Total	100.0%	100.0%

Net Medical Transport APC

Net medical transports APC for the nine months ended March 31, 2010 increased to $393 from $367 for the nine months ended March 31, 2009. The $26 increase was primarily due to improvement in collections and rate increases. The net medical transport APC was negatively impacted by $2 for the $1.5 million reserve described above. This was offset by a $1 positive impact from the supplemental payment received from the New York Medicaid program.

Other Services

Other services revenue has remained consistent in comparison to the same period of the prior year.

Operating Expenses

Payroll and Employee Benefits

The increase in payroll and employee benefits expense was primarily due to a $5.7 million increase in health insurance expense. We have experienced a rise in employee health insurance expense with an increase in the frequency of claims in excess of $50,000. These claims expenses are driven by higher costs from specialized care including cancer treatment and neonatal care. In addition, the increase included a $3.2 million increase in workers compensation expense related to actuarial claims adjustments ($2.8 million of unfavorable actuarial claims adjustments in the current year compared to favorable actuarial claims adjustments of $0.4 million), $0.8 million of severance expense and $0.7 million of increased pension expense. The remainder of the change in payroll and employee benefits expense is primarily related to increases in transports and unit hours as well as annual merit increases.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to March 31, 2009.

Other Operating Expenses

The increase in other operating expenses was due to increased operational expenses including non-capital equipment and operational supplies of $2.8 million, primarily related to increased transports and unit hours. Additionally, professional fees increased by $1.7 million primarily related to legal and other professional service fees related to the Company’s review of various governance and operational items. The Company’s review of such items (which was overseen by the Audit Committee of the Board of Directors in accordance with the Company’s regular governance procedures), taken together with a review of organizational efficiencies, resulted in the identification of opportunities to enhance the Company’s organizational structure as well as certain of its policies, procedures and practices. These increases were offset by a $1.0 million decrease in fuel expense and a $0.8 million decrease related to amounts accrued in the prior year for a Medicare reserve contingency related to the Ohio compliance matter.

General/Auto Liability Insurance Expense

General/auto liability insurance expense increased $1.4 million related to increased current-year expenses of $1.1 million and actuarial adjustments of $0.3 million (current year unfavorable actuarial adjustments of $0.2 million compared to prior year unfavorable actuarial adjustments of $0.5 million). The increase in current year expenses is directly related to multiple high-dollar claims experienced during the year.

Interest Expense

The decrease in interest expense was related to the December 2009 restructuring of our debt.

Loss on Debt Extinguishment

A $14.2 million loss on debt extinguishment was recorded in connection with the December 2009 refinancing of the 2005 Credit Facility and Senior Subordinated Notes. The loss consisted of the write-off of unamortized debt issuance costs and a portion of the third-party and lender fees incurred to effect the refinancing. The refinancing is discussed in Note 6 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

Income Tax Provision

During the nine months ended March 31, 2010 and 2009, our effective tax rate for continuing operations was 36.4% and 56.1%, respectively. This rate differs from the federal statutory rate of 35.0% primarily as a result of non-deductible non-cash interest expense related to our Senior Discount Notes and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego and executive compensation recorded as expense and not deductible in fiscal 2009 that will be deductible in fiscal 2010.

We recorded a $0.3 million and $0.5 million income tax benefit for discontinued operations during the nine months ended March 31, 2010 and 2009, respectively. The Company made income tax payments of $1.5 million and $0.8 million for the nine months ended March 31, 2010 and 2009, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009 — Segments

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

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and loss on debt extinguishment.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$67,314	$61,368	$5,946	9.7%
Other services	3,072	2,915	157	5.4%

Total net revenue	$70,386	$64,283	$6,103	9.5%

Segment profit	$16,077	$14,459	$1,618	11.2%
Segment profit margin	22.8%	22.5%
Medical transports	170,430	168,408	2,022	1.2%
Net Medical Transport APC	$384	$353	$31	8.8%
DSO (1)	42	49	(7)	(14.3)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to $5.3 million of increases in net medical transport APC, which is inclusive of a $1.5 million decrease for a reserve established for a change in estimate related to an internal review of levels of service on claims that were previously reimbursed and a $0.9 million increase related to a supplemental payment received from the New York Medicaid program. Increased medical transport volume accounted for $0.7 million of increase. Medical transports increased due to increased emergency and non-emergency transport volume in our Ohio and New York markets. The net medical transport APC increase was primarily due to improvement in collections. Included in the change in net medical transport APC was a $9 negative impact from the $1.5 million reserve described above. This was offset by a $5 positive impact from the supplemental payment received from the New York Medicaid program.

Payroll and employee benefits

Payroll and employee benefits was $35.8 million, or 50.9% of net revenue for the nine months ended March 31, 2010, compared to $33.7 million, or 52.4% of net revenue, for the same period in the prior year. The increase is primarily due to $0.6 million of severance expense and $0.6 million of increased health insurance expense. The remainder of the change in payroll and employee benefits expense is primarily related to increases in transports and unit hours as well as annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses was $13.8 million for the nine months ended March 31, 2010, or 19.6% of net revenue, compared to $11.9 million, or 18.5% of net revenue for the same period in the prior year. The increase was due to $0.6 million of increased general/auto liability insurance expense and less significant changes in operational expenses primarily to support increased transport and unit hour volume.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$84,770	$75,487	$9,283	12.3%
Other services	21,907	20,602	1,305	6.3%

Total net revenue	$106,677	$96,089	$10,588	11.0%

Segment profit	$8,068	$8,590	$(522)	(6.1)%
Segment profit margin	7.6%	8.9%
Medical transports	259,577	234,763	24,814	10.6%
Net Medical Transport APC	$300	$292	$8	2.7%
DSO (1)	41	39	2	5.1%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $8.2 million increase in same service area revenue and a $1.1 million increase related to new emergency and non-emergency contracts in Tennessee. The increase in ambulance services revenue was primarily due to a $6.4 million increase in medical transport volume and a $2.1 million increase in net medical APC. The increase in medical transports was due to growth in non-emergency transport volume in our Alabama, Tennessee, Georgia and Kentucky markets related to concentrated marketing efforts to expand our non-emergency business. The increase in net medical transport APC is primarily due to changes in service level mix and rate increases.

Other services revenue growth is primarily due to increases in master fire contract revenue related to additional services performed for an industrial fire protection customer.

Payroll and employee benefits

Payroll and employee benefits was $68.8 million, or 64.5% of net revenue for the nine months ended March 31, 2010, compared to $60.3 million, or 62.8% of net revenue, for the same period in the prior year. The increase was due to $1.8 million of increased health insurance expense, $1.0 million of increased workers compensation insurance expense as well as increased expenses related to increased transports, unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses, for the nine months ended March 31, 2010 was $22.3 million, or 20.9% of net revenue compared to $20.8 million, or 21.6% of net revenue, for the same period in the prior year. The increase was due to $0.9 million in increased general/auto liability insurance expense and less significant changes in operational expenses primarily to support increased transport and unit hour volume.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$109,229	$97,304	$11,925	12.3%
Other services	29,858	30,653	(795)	(2.6)%

Total net revenue	$139,087	$127,957	$11,130	8.7%

Segment profit	$22,446	$17,742	$4,704	26.5%
Segment profit margin	16.1%	13.9%
Medical transports	182,217	182,326	(109)	(0.1)%
Net Medical Transport APC	$592	$526	$66	12.5%
DSO (1)	39	59	(20)	(33.9)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to $12.0 million of increases in net medical APC. The increase in net medical transport APC was primarily due to collection rate increases as well as rate increases.

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base primarily in our southern Arizona market.

We were recently notified that we had not been selected as the continuing ambulance provider for the City of Peoria, Arizona effective upon the expiration of our current contract on August 31, 2010. This contract accounts for approximately 8,500 emergency transports and $4.6 million of net revenue annually. The Southwest segment will be affected by the reduction of revenue related to this contract beginning with the first quarter of fiscal 2011.

Payroll and employee benefits

Payroll and employee benefits was $74.7 million, or 53.7% of net revenue for the nine months ended March 31, 2010, compared to $72.2 million, or 56.4% of net revenue, for the same period in the prior year. The increase was primarily due to $1.1 million of increased health insurance expense, $0.7 million of increased workers compensation expense and $0.7 million of increased pension expense.

Operating expenses

Operating expenses, including general/auto liability expenses increased to $32.6 million for the nine months ended March 31, 2010, or 23.4% of net revenue, compared to $29.8 million, or 23.3% of net revenue, for the same period in the prior year. The increase was due to $1.7 million of increased vehicle and equipment and station expenses as well as a $0.6 million in increase in general/auto liability insurance expense.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$80,361	$75,590	$4,771	6.3%
Other services	398	992	(594)	(59.9)%

Total net revenue	$80,759	$76,582	$4,177	5.5%

Segment profit	$6,954	$4,175	$2,779	66.6%
Segment profit margin	8.6%	5.5%
Medical transports	205,203	203,278	1,925	0.9%
Net Medical Transport APC	$341	$323	$18	5.6%
DSO (1)	57	72	(15)	(20.8)%

(1)	Segment DSO statistics for the prior period have been modified to reflect an internal reallocation of accounts receivable reserves. DSO statistics were recalculated as if the reallocation had occurred at the beginning of the period presented.

Revenue

The increase in ambulance services revenue was primarily due to a $4.2 million increase in same service area revenue and a $0.6 million increase related to new emergency and non-emergency contracts in Oregon. The increase in same service area revenue included a $3.7 million increase in net medical transport APC and a $0.3 million increase in medical transport volume. Medical transports increased primarily due to non-emergency transports in San Diego. The increase in net medical transport APC is primarily due to rate increases and changes in service level mix.

The decrease in other services revenue is primarily related to the discontinuation of shuttle services previously performed for a customer.

Payroll and employee benefits

Payroll and employee benefits was $46.1 million, or 57.1% of net revenue for the nine months ended March 31, 2010, compared to $43.9 million, or 57.3% of net revenue, for the same period in the prior year. The increase was primarily due to $0.7 million in increased workers compensation expense and $0.8 million of increased health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses, for the nine months ended March 31, 2010 was $23.8 million, or 29.5% of net revenue, compared to $24.9 million, or 32.5% of net revenue, for the same period in the prior year. The decrease was due to a $0.3 million decrease in fuel and a $0.7 million decrease in general/auto liability insurance expense.

Critical Accounting Estimates and Policies

Our critical accounting estimates and policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. During the nine months ended March 31, 2010, there have been no significant changes in our critical accounting estimates and policies other than as discussed in Note 1 to our Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. For a discussion of our critical accounting estimates and policies, see item 7 in our Form 10-K for the fiscal year ended June 30, 2009 filed on September 9, 2009.

The financial information as of March 31, 2010 should be read in conjunction with the financial statements for the year ended June 30, 2009 contained in our Form 10-K filed on September 9, 2009.

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

We have available to us, upon compliance with certain conditions, a $40.0 million Revolving Credit Facility, less any letters of credit outstanding under the $25.0 million letter of credit sub-line. There were $24.7 million of letters of credit outstanding under the sub-line of the revolving credit facility at March 31, 2010. No other amounts were outstanding under the Revolving Credit Facility as of March 31, 2010.

Cash Flow

The table below summarizes cash flow information for the nine months ended March 31, 2010 and 2009 (in thousands):

	Nine Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$38,337	$37,287
Net cash used in investing activities	(27,106)	(12,485)
Net cash used in financing activities	(15,202)	(12,897)

Operating Activities

Net cash provided by operating activities totaled $38.3 million and $37.3 million for the nine months ended March 31, 2010 and 2009, respectively. The $1.0 million increase in net cash provided by operating activities was primarily due to changes in assets and liabilities, including deferred income taxes, offset by the loss on debt extinguishment.

We had working capital of $38.7 million at March 31, 2010, including cash and cash equivalents of $33.1 million, compared to working capital of $60.7 million, including cash and cash equivalents of $37.1 million, at June 30, 2009. The decrease in working capital as of March 31, 2010 is primarily related to the reclassification of $17.8 million of cash and cash equivalents as noncurrent restricted cash on the consolidated balance sheets to guarantee the cash collateralized letter of credit facility. Absent the amounts related to restricted cash, working capital decreased $4.2 million which is primarily being driven by the timing of payments on accrued liabilities.

Effective March 2010, the non-cash accretion of the 12.75% Senior Discount Notes ceased and cash interest began to accrue. The first $6.0 million semi-annual interest payment is due in September 2010.

Investing Activities

Net cash used in investing activities primarily reflects the use of $17.8 million for deposits of restricted cash. We made deposits of $17.8 million in connection with our cash collateralized letter of credit facility. Net cash used in investing activities includes capital expenditures. We had capital expenditures totaling $9.4 million and $12.5 million for the nine months ended March 31, 2010 and 2009, respectively.

Financing Activities

Net cash used in financing activities primarily reflects the use of cash for the repayment of debt and for payment of debt refinancing transaction fees partially offset by cash inflows due to borrowings under our 2009 Credit Facility. See discussion of the debt refinancing transaction in Note 6 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. Additionally, prior to the debt refinancing transaction, we made a $10.0 million principal payment on our Term Loan B and made $0.9 million in distributions to the City of San Diego. We also made the first scheduled principal payment of $0.5 million on the Term Loan due 2014 during the quarter ended March 31, 2010.

During the nine months ended March 31, 2009, we made a $12.0 million of principal payments on our Term Loan B and $0.5 million in distributions to the City of San Diego.

Debt Covenants

The 2009 Credit Facility and Senior Discount Notes include various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2009 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including an interest expense leverage ratio, a total leverage ratio, and a senior secured leverage ratio. The 2009 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company, as a holding company, and other matters customarily restricted in such agreements. The financial covenants related to the Senior Discount Notes are similar to or less restrictive than those under the 2009 Credit Agreement. The table below sets forth information regarding certain of the financial covenants under the 2009 Credit Agreement.

	Level to be Achieved at March 31, 2010	Level Achieved at March 31, 2010	Levels to be achieved at
Financial Covenant			June 30, 2010	September 30, 2010	December 31, 2010
Interest expense coverage ratio	> 2.00	3.95	> 2.00	> 2.00	> 2.00
Total leverage ratio (1)	< 5.60	4.15	< 5.40	< 5.20	< 5.20
Senior secured leverage ratio (1)	< 3.70	2.73	< 3.55	< 3.35	< 3.35
Capital expenditure (2)	N/A	N/A	< $ 23.0 million	N/A	N/A

(1)	Calculated using a 2009 Term Loan balance of $180.0 million. See discussion in Note 5 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

(2)	Measured annually at June 30.

We were in compliance with all of our covenants under our 2009 Credit Facility and Senior Discount Notes at March 31, 2010 as shown above. We were also in compliance with all of our covenants under our Senior Discount Notes. See Note 6 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q for a discussion regarding the 2009 Credit Facility and termination of the 2005 Credit Facility.

Contractual Obligations and Other Commitments

As of March 31, 2010, there had been no material changes to our contractual obligations and other commitments as reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed September 9, 2009 with the SEC, except for changes resulting from the 2009 debt refinancing as discussed in Note 6 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. The following table illustrates our contractual obligations under the 2009 Credit Facility and revised obligations for the Senior Subordinated Notes, Term Loan and interest payments as affected by the 2009 debt refinancing as of March 31, 2010 (in thousands). The table does not include all obligations of the Company and should be read in conjunction with the table presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed September 9, 2009 with the SEC:

	Payments Due by Period
Contractual Obligations	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years
Term Loan due 2014	$179,550	$3,600	$18,000	$157,950	$—
9.875% Senior Subordinated Notes due March 2015	—	—	—	—	—
Senior Secured Term Loan B due March 2011	—	—	—	—	—
Interest payments (1)	131,590	26,799	50,752	42,648	11,391

	$311,140	$30,399	$68,752	$200,598	$11,391

(1)	Calculated using stated coupon rates for fixed rate debt and interest rates applicable at March 31, 2010 for variable rate debt.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Current amounts outstanding under our Term Loan due 2014 and the 2009 Revolving Credit Facility bear interest at LIBOR plus 5.00% (subject to a LIBOR floor of 2.00%) or, at Rural/Metro, LLC’s option, the Alternate Base Rate plus 4.00%. Due to the 2.00% floor in LIBOR rate, our interest expense will not increase with an increase in LIBOR until LIBOR exceeds 2.00%. Based on amounts outstanding under our 2009 Credit Facility at March 31, 2010, a 1% increase in the LIBOR rate over 2.00% would increase our interest expense on an annual basis by approximately $1.8 million. If LIBOR exceeds 3.00%, our interest rate cap effectively hedges any rate increase above 3.00% for its notional amount of $60.0 million. For the remainder of the Term Loan due 2014, for a 1% increase in LIBOR over 3%, interest expense would increase by $1.2 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into additional hedging transactions, such as interest rate swap or cap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the nine month period ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Note 12 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

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

RURAL/METRO CORPORATION

Dated: May 10, 2010	By:	/s/ CONRAD A. CONRAD
Conrad A. Conrad,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KRISTINE B. PONCZAK
Kristine B. Ponczak,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA BERLINSKI
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