Form 10-K
period 2010-06-30
RURAL/METRO CORP /DE/
filed 2010-09-08
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $90,100,000 as of December 31, 2009. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

There were 25,290,526 shares of the registrant’s Common Stock outstanding on August 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2010 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

Certain statements, estimates, projections, guidance or outlook contained in this Annual Report on Form 10-K, including but not limited to the section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our use of such words or phrases as “believes”, “anticipates”, “expects”, “plans”, “seeks”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions identify such forward-looking statements. We may also make forward looking statements in our earnings releases, earnings calls and other investor communications. We caution readers that such forward-looking statements, including those relating to our:

•	Future business prospects;

•	Uncompensated care;

•	Working capital;

•	Accounts receivable collection;

•	Liquidity;

•	Cash flow;

•	EBITDA;

•	Adjusted EBITDA;

•	Capital expenditures;

•	Insurance coverage;

•	Claim reserves;

•	Capital needs;

•	Future operating results; and

•	Future compliance with covenants in our debt facilities or instruments,

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

Company Overview

Rural/Metro Corporation was founded in 1948 as an Arizona private fire protection services business providing services to residential and commercial property owners on a subscription fee basis. In 1983 the Company began its expansion into the ambulance services industry, which involved the acquisition of various ambulance service providers throughout the United States for a period of time ending in 1998. For the fiscal year ended June 30, 2010, we provided ambulance services and other services to more than one million individuals in approximately 440 communities nationwide and generated net revenue of $530.8 million, of which ambulance services and other services represented 86.3% and 13.7%, respectively.

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

The following is a brief summary of our businesses, including the types of services, our customers, the payers for our ambulance services and other information about us for the fiscal year ended June 30, 2010:

Ambulance Services

Types of Services:	• Emergency Transports • Non-emergency Transports • Wheelchair Transports • Event Standby Services

Customers:	• Municipalities, Counties, Fire Districts • Government Agencies • Hospitals • Nursing Homes • Specialty Healthcare Facilities

Payers:	• Medicare • Medicaid • Commercial Insurance • Self-Pay Individuals

Number of Contracts:	• 103 exclusive emergency • 760 non-emergency arrangements

Volume:	• 1.1 million transports annually

Employees:	• 1,888 Paramedics • 3,126 EMTs

Fire Services

Types of Services:	• Fire Protection and Suppression • Forestry • Airport Rescue and Firefighting • Industrial Complex Fire Protection

Customers:	• Fire Districts • Individuals • Industrial and Commercial Facilities • Municipalities • Government Agencies

Employees:	• 840 Firefighters

Ambulance Industry Overview

Services

We estimate expenditures for emergency and non-emergency ambulance services in the United States to be approximately $14 billion annually. Ambulance services are provided by municipalities, private providers, hospitals and volunteer organizations. Non-emergency ambulance services are primarily provided by private providers. There are a limited number of regional ambulance providers and we are one of only two national providers.

We believe the following are key factors affecting the ambulance service industry:

•

Aging U.S. population. According to the U.S. Census Bureau, about 72 million Americans, or 19% of the U.S. population, will be age 65 or older in 2030 as compared to 40 million, or 13% in 2010. As of June 30, 2010, approximately 43% of our annual ambulance transports were for patients age 65 or older. We expect that the continued growth in the number of people over the age of 65 will fuel demand for ambulance services.

•

Increased interfacility use of ambulance services. The increased availability of specialized treatment healthcare facilities, nursing homes and home care have contributed to greater demand for non-emergency ambulance services between facilities.

•

Municipalities under budgetary pressure. Municipalities are under significant budgetary pressures due to declining tax revenues and lower reimbursements from state and federal governments. Those municipalities are looking for ways to pass on their costs in ways such as ride along fees for fire department employees, dispatch fees, franchise fees, and reduced subsidies.

•

Healthcare legislation. We expect the overall effect of the recent Federal healthcare legislation to be positive. According to healthcare industry reports, approximately 32 million people who currently have no health insurance will become covered under the new law, with most people required to obtain insurance beginning as early as 2014. We believe that more individuals covered by some form of insurance will help us further reduce our exposure to uncompensated care.

Business Segments

As of June 30, 2010, we had four regional reporting segments that corresponded with the manner in which the associated operations were managed and evaluated by our chief operating decision maker. Although some of our operations did not align with our segments’ geographic designation, all operations were structured to capitalize on management’s strengths. Those segments comprised operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, North Dakota, Oregon (fire), Southern Ohio, Tennessee

Southwest	Arizona

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Washington

Each reporting segment provides ambulance services while our other services are predominately in the South and Southwest segments.

Effective July 1, 2010, we realigned our reporting segments. Our reporting segments will be organized geographically as follows:

•

East Zone – Connecticut, Delaware, Illinois, Indiana, Iowa, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, Wisconsin, West Virginia and the District of Columbia.

•	West Zone – Alaska, California, Colorado, Hawaii, Idaho, Montana, Nebraska, Nevada, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

•	South Zone – Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, North Carolina, South Carolina and Tennessee.

•	Southwest Zone – Arizona, Kansas, New Mexico, Oklahoma and Texas.

Although each state (and the District of Columbia) has been assigned to an operating zone, we currently have operations in the following 20 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, New Jersey, New York, North Dakota, Ohio, Oregon, Tennessee, South Dakota and Washington.

Beginning in the first quarter of fiscal 2011, we will recast prior period information to reflect the changes in reporting segments.

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

Emergency Response Services—Governmental

We provide emergency response services under long-term, exclusive contracts with counties, municipalities, fire districts and other governmental agencies. Our agreements typically require that we respond to all emergency calls in a designated area within a specified response time.

None of these contracts accounted for more than 10% of our annual net revenue during each of the last three fiscal years. These contracts, which are similar to licenses, grant us the right to provide emergency ambulance services. The contracts typically set forth performance criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity and insurance coverage. The rates we may charge under a contract for emergency ambulance services depend largely on:

•	patient mix;

•	the nature of services rendered; and

•	any applicable federal, state or county authority to regulate rates.

Counties, fire districts and municipalities award emergency ambulance service contracts through a competitive bidding process. Generally, our emergency contracts extend for three to five years for the initial term, with options for earned extensions of one to three years thereafter. In some instances in which we are the incumbent provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract at the end of any earned extensions.

Under many of our contracts, the local fire department is the first responder to an emergency scene. In these situations, the fire department begins stabilization of the patient. Upon arrival, our crew members deploy portable life support equipment, ascertain the patient’s medical condition and, if required, administer ALS interventions, including tracheal intubation, cardiac monitoring, defibrillation of certain cardiac dysrhythmias and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform BLS services, including cardiopulmonary resuscitation, basic airway management and basic first aid. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient’s medical condition and, if necessary, the attending ambulance crew member consults an emergency physician as to treatment. Upon arrival at the hospital, care is transferred to the hospital staff.

Non-Emergency Response Services—Healthcare Facilities

We provide non-emergency response services and critical care transfers to healthcare facilities, hospitals, nursing homes and other specialty care providers or at the request of a patient. These services are typically managed by the facility discharge planners, nurses or physicians who are responsible for requesting ambulance services. Non-emergency medical transportation services may be scheduled in advance or provided on an as-needed basis. Quality of service, reliability and name recognition are critical factors in obtaining non-emergency business.

We utilize either ALS or BLS ambulance units to provide non-emergency ambulance services based on the nature of the patient’s medical condition. These services may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital patient requires tests or treatments, dialysis and chemotherapy at another facility. These services are administered by an EMT or paramedic.

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

Fire Protection Services

We provide subscription fire protection services to residential and commercial property owners in emerging communities or unincorporated areas where neither a public sector nor volunteer fire department operates. We also provide such services to industrial sites, airports and other self-contained facilities on a national basis.

Other Services

We provide other services such as home health care services and protection services on a limited basis.

Billing and Collections

We provide ambulance services on a fee-for-service basis and record revenue based on the level of medical service we provide. Additionally, our fee-for service revenue may be supplemented by the communities we serve in the form of a subsidy, which further supports the level of medical services we provide.

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

Companies in the ambulance service industry may experience significant levels of uncompensated care compared to companies in other segments of the healthcare industry. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. Uncompensated care generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers, and generally is higher for services resulting from emergency calls than for non-emergency response requests. See “Risk Factors—Risks Related to the Health Care Industry” in Item 1A of this Report.

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

Additionally, in an effort to offset the cost of uncompensated care, we will negotiate subsidies with communities whose payer mix reflects a higher level of self-pay individuals. These subsidies, which are included in net revenue from continuing operations, totaled $9.9 million, $9.9 million and $11.5 million for fiscal years ended June 30, 2010, 2009 and 2008, respectively.

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Percentage of ambulance services net revenue for the year ended June 30,
	2010	2009	2008
Medicare	43.0%	40.7%	37.9%
Medicaid	15.5%	14.2%	12.9%
Commercial insurance	35.2%	37.9%	41.0%
Self-pay	1.1%	1.4%	1.9%
Fees/subsidies	5.2%	5.8%	6.3%

Total ambulance services net revenue	100.0%	100.0%	100.0%

Medical Personnel and Quality Assurance

As of June 30, 2010, approximately 62% of our 8,152 employees are emergency medical professionals, including paramedics and EMTs. Paramedics and EMTs must be state certified to transport patients and perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the U.S. Department of Transportation and supervised by state authorities. Upon completion of the EMT program, state-certified EMTs are eligible to participate in a state-certified paramedic training program. Certification as a paramedic requires 1,000 to 1,300 hours of training, depending on the state, in advanced life support and assessment skills such as administration of intravenous fluids, advanced airway management, pharmacology, cardiology and other clinical skills. Paramedics and EMTs must complete continuing education programs and, in some cases, state-supervised refresher training examinations to maintain their certifications as required. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

In most communities, local physician advisory boards and medical directors develop medical protocols to be followed by paramedics and EMTs in our service areas. When necessary, instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures. As part of our ongoing commitment to provide high quality medical care, we retain physicians to monitor adherence to medical protocols and provide feedback on quality assurance.

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

Our commitment to quality is reflected in the fact that 10 of our operations across the country are accredited by CAAS. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services.

Dispatch and Communications

Our dispatch centers utilize sophisticated communications systems to direct ambulance deployment and utilization 24 hours a day, seven days a week. The dispatch center that controls the deployment of our ambulances in response to emergency medical calls may be owned and operated either by the applicable county or municipality or by us. We communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission. We use system status management plans and flexible deployment systems to position our ambulances within a designated service area because effective fleet deployment represents a key factor in reducing response times and efficiently using our resources. We analyze data on traffic patterns, demographics, usage frequency and other factors to determine optimal ambulance deployment and selection through the use of our computer-aided dispatch systems. Also, in many operations across the country, we use automated vehicle locator technology in the vehicles to enhance our dispatch system.

In addition to directing our ambulance deployment, our computer-aided dispatch (“CAD”) systems act as a repository for certain patient demographic information that is ultimately used in our billing process. This information is transferred electronically to our billing system and along with information from our electronic patient care record (“ePCR”) provides us with an accurate and complete record with which to obtain proper reimbursement. We believe the combination of systems used in the dispatch, patient care and billing processes not only allow for the best patient care but allows us to maximize reimbursement for our services through fewer denials, better documentation of medical necessity and reduced uncompensated care.

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

Non-Emergency Response

Requests for non-emergency ambulance services are made by physicians, nurses, case managers and hospital discharge coordinators who require reliable ambulance arrival at the prescheduled pick-up time. We also offer online, web-enabled ambulance services ordering to certain facilities. We implement system status management plans for these services designed to ensure appropriate response times to non-emergency calls and extensive customer service models, based on patient medical condition, level of care and specialized equipment to enable our communications centers to meet the needs of our customers.

Management Information Systems

We support our operations with integrated information systems that allow standardized procedures and training to effectively monitor billing and collection processes and financial support functions. We have four primary technology systems which we believe enhance our operations: a computer-aided dispatch system to optimize contractual response time performance; an electronic patient care report system designed to enhance and expedite the process of capturing complete clinical patient data, and to electronically transmit this data to the billing system; a nationwide integrated billing system designed to maximize the billing and collections process; and internet-based scheduling software designed to minimize unscheduled overtime among field personnel and maximize efficiencies in crew staffing.

Business Development

We primarily utilize our Zone Vice Presidents, Division General Managers, Market General Managers, Marketing Directors and EMS Healthcare Account Executives in our sales and marketing efforts. Division General Managers have overall responsibility, while Market General Managers, Marketing Directors and EMS Healthcare Account Executives are responsible for daily interaction with our various customer constituencies, ranging from governing authorities that oversee emergency ambulance contracts to regional and local healthcare and nursing facilities.

We respond to requests for proposals that include demographics information of the community, response time requirements, vehicle and equipment requirements, length of contract, personnel training requirements for ambulance or fire protection services and performance guarantee requirements. In evaluating whether we will respond to a request for proposal, we consider all aspects of the potential contract through a financial and operational framework to ensure profitability and achievement of internal performance thresholds.

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

Competition

Emergency Services

Our competitors are: mid-sized regional ambulance companies; fire departments, which in many cases act as the first responder during emergencies and in many communities will provide the on-scene emergency medical care and pre-hospital ambulance transport; our largest national competitor, American Medical Response, a subsidiary of Emergency Medical Services Corporation; and hospitals and other health care organizations.

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

Insurance

Workers’ Compensation. We have per-occurrence and aggregate self-insured retention limits for the policy periods that cover May 2005 through April 2011. For the policy periods May 2002 through May 2005, we purchased a first dollar program with a retrospectively rated endorsement whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts. For policy years prior to May 2002, our policies also included a per-occurrence retention with no annual aggregate limit.

General and Auto Liability. We have per-occurrence and aggregate self-insured retention limits for the policy periods that cover June 2005 through June 2011. In addition, we have an umbrella policy that provides excess coverage over the stated limits. For policy years prior to June 2005, we also have self-insured retentions with varying levels of coverage based on the applicable policy year.

Employees

The following is a breakdown of our employees by job classification as of June 30, 2010:

	Employees
	Full-time	Part-time	Total
Paramedics	1,264	624	1,888
EMTs	2,178	948	3,126
Fire Fighters	620	220	840
Other	1,904	394	2,298

	5,966	2,186	8,152

Approximately 41% of our employees are covered by one or more of 22 collective bargaining agreements as of June 30, 2010. Six of these agreements, covering 829 employees, are subject to renegotiation in fiscal 2011. We believe we have a good relationship with our employees and have never experienced any union-related work stoppage.

Competitive Strengths

We believe the following competitive strengths have positioned our Company to capitalize on the positive trends occurring in the medical ambulance services industry and differentiate us from our competitors. These strengths include:

Leading Emergency Ambulance Services Provider. We are a leading provider of emergency and non-emergency medical ambulance services in the United States with a 62-year operating history. Our core business is focused on ambulance services and the delivery of high-quality care to the patients and communities that we serve. We believe this long-standing record of consistently meeting or exceeding customer and patient care expectations, along with our proven flexibility in working with customers to develop business partnerships to meet both parties’ economic and service needs, support our ability to win new market contracts and maintain high renewal rates on existing contracts.

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

Experienced Management Team. We believe the disciplined approach of our management team is key to our ability to win new contracts and renew existing contracts. This disciplined approach also enhances our ability to effect cost containment initiatives. Our senior management team is supported by 18 front-line division general managers who have an average of 22 years of ambulance services industry experience. A significant portion of our senior management compensation is incentive-based, tying cash bonuses to achieving financial and operational goals.

Commitment to Technology Advancements. We are committed to enhancing our service model, developing operating efficiencies, and improving financial performance through standardization and implementation of industry-leading technology. Our proprietary billing and collections system, ePCR system, and onboard monitoring technology in our ambulances are examples of the investments we have made to further strengthen our business and differentiate us from our competitors.

Business Strategy

Increase Revenue Through Strategic Growth. Flexibility in our capital structure allows us to actively pursue acquisitions of ambulance transport businesses and to consolidate business in the fragmented ambulance transport market. We will pursue acquisitions that are accretive to our profitability, leverage our strengths and complement our existing national footprint.

Increase Revenue Through Organic Growth. We believe our proven track record of high-quality patient care, meeting and exceeding contract expectations and progressive public/private partnering arrangements aimed at assisting communities to achieve their cost structure goals, creates opportunities for us to increase revenue by winning competitive bids for emergency ambulance services. Additionally, we will increase non-emergency ambulance service revenue within existing and contiguous service areas by leveraging our community name recognition and record of service excellence to gain preferred provider status with local hospital systems, nursing homes and other healthcare facilities.

Increase Revenue Through New Market Non-Emergency Contracts. We believe we can increase revenue by entering new markets where we do not have an emergency transportation presence. We will enter new markets through preferred provider agreements with local and regional hospitals and healthcare systems for non-emergency general transportation services. We believe our name recognition and service excellence in our existing markets will allow us to gain entrance into new markets to provide non-emergency services to larger scale customers.

Leverage Margin Expansion Opportunities. Our business strategy and emphasis on standardizing best practices allows us to recognize operational efficiencies and effectively leverage our fixed labor and operating structure to expand ambulance transportation services with minimal added costs.

Build Best-in-Class Operations. Our business strategy is focused on delivering superior service within an efficient operating model and includes standardization of key systems, including billing, purchasing and contract compliance. Our commitment to advanced technology is a cornerstone in our commitment to excellence. Our technologies include a proprietary, integrated billing and collections system, state-of-the-art dispatching systems, and electronic patient care reporting systems designed to enhance and expedite patient data and reimbursement for services. These elements are further supported by our highly experienced executive and operational management team, along with highly trained paramedics, emergency medical technicians, fire professionals and other support staff members.

Regulatory Matters

As a participant in the healthcare industry, our operations and relationships with healthcare providers, such as hospitals, other healthcare facilities and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state and local government agencies. We are subject, by way of illustration and without limitation, to the following laws and regulations.

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

Typically, reimbursement is conditioned on our providing the correct procedure and service level codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment or delayed payment for services rendered or lead to allegations of billing fraud. Moreover, governmental third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain services are not covered, the services provided were not medically necessary, there was a lack of sufficient supporting documentation, or for other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from governmental third party payers. Additional factors that could complicate our billing to these programs include:

•	Disputes between payers as to which party is responsible for payment;

•	Difficulty adhering to specific compliance requirements, service level coding and various other procedures mandated by government and third party payers, and,

•	Difficulty or inability to obtain proper physician certification and documentation supporting medical necessity.

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

We establish gross ambulance services contra revenue allowances, defined as allowances for discounts applicable to Medicare, Medicaid and other third-party payers. In addition, we establish uncompensated care reserves based on credit risk applicable to certain types of payers, historical trends, and other relevant information. We review our gross ambulance services contra revenue allowances on an ongoing basis and may increase or decrease such allowances from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

Ambulance Services Fee Schedule. In February 2002, the Centers for Medicare and Medicaid Services, or CMS, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services. The Final Rule was the result of a mandate under the Balanced Budget Act of 1997, or BBA, to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions.

On April 1, 2002, the Final Rule became effective. The Final Rule categorizes seven levels of ground ambulances services, ranging from basic life support to specialty care transport. Ground providers are paid based on a base rate conversion factor multiplied by the number of relative value units assigned to each level of transport, plus an additional amount for each mile of patient transport. The base rate conversion factor for services to Medicare patients is adjusted each year based upon changes in the consumer price index for all urban consumers (“CPI-Urban”) as measured by the Bureau of Labor Statistics, also known as the ambulance inflation factor (“AIF”). If CPI-Urban is negative, the AIF remains at zero percent. Additional adjustments to the base rate conversion factor are made periodically to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on covered Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance payer or the patient. Originally, the Final Rule called for a five-year phase-in period to allow providers time to adjust to the new payment rates. The national fee schedule was to be phased in at 20% increments each year, with payments being made at 100% of the national fee schedule in 2006 and thereafter.

With the passage of the Medicare Modernization Act (“MMA”) in 2003, temporary modifications were made to the original phase-in of the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The MMA established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeded the national fee schedule, the regional fee schedule was blended with the national fee schedule on a temporary basis, through January 1, 2010. In addition to the national fee schedule change, the MMA included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients.

On July 15, 2008, Congress enacted the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, resulting in, among other things, an increase in the ambulance fee schedule for both urban and rural ground ambulance services for a period of 18 months. Under MIPPA, Medicare rate increases of 2% for urban area transports and 3% for rural area transports applied retroactively from July 1, 2008 to December 31, 2009. According to the American Ambulance Association, the increase to the ambulance fee schedule under MIPPA provided a total of approximately $170 million in Medicare rate relief to the ambulance industry nationwide. The MMA and MIPAA rate increases were extended through December 31, 2010 and applied retroactively to January 1, 2010 via the Patient Protection and Affordable Care Act of 2010, or PPACA, which was enacted by Congress on March 23, 2010. PPACA also provides that the annual reimbursement update to the Medicare ambulance fee schedule will be subject to a multifactor productivity reduction (“MFP”) for all reimbursement updates after January 1, 2011. The assumption behind the MFP is that providers become more efficient over time and require less reimbursement. Historically, the ambulance fee schedule has remained static or increased but PPACA expressly allows for negative updates in ambulance reimbursement rates after application of the MFP to the ambulance inflation factor (“AIF”). Accordingly, if the CPI-Urban is zero or negative, after application of the MFP, the change to the fee schedule would be negative. On July 13, 2010, CMS issued a proposed rule to implement the PPACA statutory changes (“Proposed Rule”). CMS estimates application of the MFP to the AIF will result in $30 million in savings to the Medicare program in 2010.

Further, in the Proposed Rule CMS has proposed a change to the manner in which ambulance providers report fractional mileage for trips on and after January 1, 2011. Historically, CMS has instructed that fractional mileage be rounded up to the next nearest whole number with trips less than one mile reported as one mile. In the Proposed Rule for trips under 100 fully loaded miles, CMS is proposing that ambulance providers report mileage to the nearest tenth of a mile. Trips over 100 fully loaded miles would continue to be rounded up to the next nearest whole number. CMS estimates the proposed change regarding fractional mileage will result in at least $45 million in savings to the Medicare program. We cannot predict whether the Proposed Rule will become effective, whether CMS will make further refinements or issue further reimbursement rules which will negatively affect our reimbursement. Additionally, there was no change to the AIF for calendar 2010 based on the CPI-Urban. In 2009, legislation was introduced in Congress that would permanently increase to 6% the rate of increase in the ambulance fee schedule for ground ambulance services furnished on or after January 1, 2010 in rural and urban areas. This legislation, known as the Medicare Ambulance Access Preservation Act of 2009, would offset reductions in payments from the loss of the current temporary Medicare ambulance relief provisions. Congress has not yet voted upon the Medicare Ambulance Access Preservation Act of 2009. We cannot predict whether this proposed legislation will be passed into law, whether Congress will make further refinements and technical corrections to the proposed law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

The PPACA, as amended by the Health Care and Education Reconciliation Act of 2010, is intended to expand health care coverage to more than thirty million people, control health care costs and improve the health care delivery system. The changes to various aspects of the health care system are far-reaching and include, among many others: (i) substantial adjustments to Medicare and Medicaid reimbursement; (ii) establishment of individual mandates for health care coverage; (iii) extension of coverage to certain populations; (iv) provision of incentives for employer-provided health care insurance; and (v) numerous revisions to various Medicare and Medicaid integrity provisions.

The recently enacted federal legislation also provides for the implementation of various demonstration programs and pilot projects to test, evaluate, encourage and expand new payment structures and methodologies to reduce health care expenditures while maintaining or improving quality of care, including bundled payments under Medicare and Medicaid, and comparative effectiveness research programs that compare the clinical effectiveness of medical treatments and develop recommendations concerning practice guidelines and coverage determinations. Other provisions encourage the creation of new health care delivery programs, such as accountable care organizations, or combinations of provider organizations, that voluntarily meet quality thresholds to share in the cost savings they achieve for the Medicare program. The outcomes of these projects and programs, including their effect on payments to providers and financial performance, cannot be predicted.

Additionally, President Obama’s federal fiscal year 2010 budget establishes a reserve fund of more than $630 billion over ten years to finance fundamental reform of America’s healthcare system in an effort to reduce costs and expand healthcare coverage. The fund will be paid for by a combination of tax revenue and reductions in Medicare and Medicaid spending.

Implementation of some of the provisions of federal health care reform statutes are subject to delay, either pursuant to the terms of the provisions themselves or court challenges from opponents to the legislation. Because of the complexity of the law generally, additional legislation is likely to be considered and enacted over time. The law will also require the promulgation of substantial regulations with significant effects on the health care industry. Thus, the health care industry will be subjected to significant new statutory and regulatory requirements and consequently to structural and operational changes and challenges for a substantial period of time.

Broadly speaking, the provisions of the federal law which encourage or mandate health care coverage for individuals can be expected to benefit us from a financial performance perspective. However, revisions to the Medicare and Medicaid reimbursement programs could reduce revenues. We are analyzing the PPACA and related regulations and will continue to do so in order to assess the effects of the law on current and projected operations, financial performance and financial condition. However, we cannot predict with any reasonable degree of certainty or reliability any interim or ultimate effects of the legislation. Therefore, the impact of the federal law on our operations cannot be currently ascertained, and it may have a material impact, either positive or negative, on our operations.

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

Managed Care. The health care industry has experienced substantial changes in recent years, particularly in the area of payment for health care services. In response to the continued growth of the cost of health care, various methods have been adopted by third party payers, including the government, to control, or manage, the cost of health care services. These methods of control have been referred to as managed care. A more recent cost control trend involves placing more of the upfront financial risk for health care services on the patient, a trend that has been referred to as consumer directed care. We anticipate that the continued growth of managed care and consumer directed care will result in efforts to either control the rate of increase in, or decrease the amount of reimbursement for, various health care services, as well as increasing the costs of collection. Although we continually work to refine our operations to adjust to the impact of managed care and consumer directed care, no assurance can be given that we will prosper in the rapidly changing health care environment.

Paramedic Intercepts. Medicare regulations permit ambulance transport providers to subcontract with other organizations for paramedic services. Generally, only the transport provider may bill Medicare, and the paramedic services subcontractor must receive any payment to which it is entitled from that provider. Based on these rules, in some jurisdictions we have established “paramedic intercept” arrangements in which we may provide paramedic services to a municipal or volunteer transport provider. Although we believe we currently have procedures in place to assure that we do not bill Medicare directly for paramedic intercept services we provide (except in jurisdictions where specifically permitted), enforcement agencies may find that we have failed to comply with these requirements.

Patient Signatures. Medicare regulations require that providers obtain the signature of the patient or, in certain circumstances if the patient is unable to provide a signature, the signature of a qualified representative, prior to submitting a claim for payment from Medicare. In the past, an exception existed for situations where it was not reasonably possible to obtain a patient or representative signature, provided that the reason for the exception was clearly documented. This exception has historically been interpreted as applying to both emergency and non-emergency transports. Effective January 1, 2008, these regulations were revised and reinterpreted by CMS to limit this exception to emergency transports, provided the ambulance company obtains the appropriate documentation from the facility to which the patient is transported and maintains certain other documentation. Effective January 1, 2009, this exception was revised to again apply to non-emergency transports. In the event CMS further revises Medicare regulations regarding signature requirements it may exacerbate the difficulty ambulance providers have historically had in complying with the patient signature requirements, and could adversely impact our cash flow because of the delays that may occur in obtaining necessary signatures. Although we believe we currently have procedures in place to assure that current signature requirements are met enforcement agencies may find that we have failed to comply with these requirements or with such signature requirements as may be adopted in the future.

Physician Certification Statements. Under applicable Medicare rules, ambulance providers are required to obtain a certification of medical necessity from the ordering physician in order to bill Medicare for repetitive non-emergency transports provided to patients. For certain other non-emergency transports, ambulance providers are required to attempt to obtain a certification of medical necessity from a physician or certain other practitioners. In the event the provider is not able to obtain such certification within 21 days, it may submit a claim for the transport if it can document reasonable attempts to obtain the certification. Acceptable documentation includes any U.S. postal document (e.g., signed return receipt or Postal Service Proof of Service Form) showing that the ordering practitioner was sent a request for the certification. Although we believe we currently have procedures in place to assure we are in compliance with these requirements, enforcement agencies may allege or find that we have failed to comply.

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

Federal False Claims Act and Civil Monetary Penalties Law

We are subject to the Federal False Claims Act, or FCA, which provides, in part, that the federal government may bring a lawsuit against any person it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to obtain a claim reimbursement. Historically, the government and some courts have taken the position that claims presented in violation of the various statutes and regulations, including reimbursement regulations and the Federal Anti-Kickback Statute, described below, can be considered a violation of the FCA based on the premise that a provider impliedly certified compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. Recent changes pursuant to PPACA clarify that services provided and billed as a result of a kickback are a violation of the FCA. In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the FCA in the name of the government and share in the proceeds of the lawsuit. Penalties for FCA violations include penalties ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program. On May 20, 2009, President Obama signed into law the Fraud Enforcement Recovery Act of 2009, or FERA, which modifies and clarifies certain provisions of the FCA. In part, FERA amends the FCA such that the FCA penalties may now apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The PPACA contains further revisions to the FCA that are aimed at easing the burden of qui tam relators and the government in bringing suit against providers under the FCA. Additional funding to enforcement agencies was also appropriated under the PPACA. Given these changes and the significant size of the actual and potential settlements, it is expected that the government will increase its enforcement activities against health care providers of all types. Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot ensure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, revised and strengthened the authority of the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services (DHHS) to impose civil monetary penalties (CMPs) on providers involved in health care fraud. HIPAA contains provisions, which if not complied with, could have an impact on our business: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud provision prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this provision is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters provision prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. OIG’s CMP authority was extended specifically to: (a) patterns of upcoding claims, (b) submitting claims for services that were not medically necessary, (c) providing inducements to program embezzling and/or “misapplying” funds, (d) making false statements in connection with the delivery or payment of health care benefits, (e) obstructing a health care investigation, and (f) engaging in certain health care related money-laundering schemes. A violation of this provision is a felony and may result in fines and/or imprisonment. Additionally, any entity that induces or attempts to induce a Medicare or Medicaid beneficiary’s selection of a particular supplier of Medicare or Medicaid payable services through, among others, waiver of copayments and deductible amounts, or providing items or services for free or for other than fair market value, may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Under the PPACA, CMP liability was further expanded for: (i) ordering or prescribing a medical or other item or service during a period when a person was excluded from a federal health care program, (ii) knowingly making or causing to be made any false statement, omission or misrepresentation of a material fact in any federal health care application, bid, contract or claim for payment for items or services (penalties of $50,000 and three times amount claimed), (iii) knowing retention of an overpayment; and (iv) failing to grant timely access, upon reasonable request, to the OIG for audits, investigations, evaluations or other functions (penalty of $15,000 per day). These provisions increase the legal and financial risk of erroneous or improper coding and improper claims submission and may compound liabilities imposed on a party attempting to conceal wrongdoing.

Federal Anti-Kickback Statute

We are subject to the federal Anti-Kickback Statute, which is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (3) the purchasing, leasing or ordering, or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in the exclusion from Medicare, Medicaid, or other governmental programs as well as civil and criminal penalties, including up to five years in prison, criminal fines of up to $25,000 and civil administrative penalties up to $50,000. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that particular arrangement violates the Anti-Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under HIPAA in which parties can seek an advisory opinion from the OIG.

We have taken advantage of the advisory opinion process, and utilized a number of advisory opinions that have addressed issues that relate to our operations, such as discounted ambulance services being provided to skilled nursing facilities, patient co-payment responsibilities and ambulance restocking arrangements. In a number of these advisory opinions, the government concluded that such arrangements could be problematic if the requisite intent were present. Although advisory opinions are binding only on DHHS and the requesting party or parties, when new advisory opinions are issued, regardless of the requestor, we review them and their application to our operations as part of our ongoing corporate compliance program and endeavor to make appropriate changes where we perceive the need to do so.

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

Privacy and Security Laws and Regulations

HIPAA directed that national standards be established for electronic health care transactions, and addressed the security and privacy of health data in an effort to improve the efficiency of the nation’s health care system by encouraging the widespread use of electronic data interchange. Among the entities subject to HIPAA are health care providers that electronically transmit health information in connection with certain payment related transactions called Covered Transactions.

DHSS has released several rules mandating the use of standards for certain healthcare transactions and health information. The first rule established uniform standards for common healthcare transactions such as claims information, payment and remittance advice and coordination of benefits. Second, DHHS released standards relating to the privacy of individually identifiable health information (Privacy Rule). The Privacy Rule prohibits the use and disclosure of certain protected health information, or PHI, by a covered health care provider absent a patient’s authorization except in specified circumstances. In addition, the Privacy Rule requires a covered entity to notify patients about their privacy rights, to grant individuals certain rights regarding their PHI, to establish a training and compliance program to ensure that the Privacy Rule’s requirements are met, and to secure patients records containing PHI so they are not readily available to those who are not authorized to access that information. Third, DHHS has released rules governing the security of health information maintained or transmitted in electronic form (Security Rule), and recently announced that the health care industry can soon expect a greater emphasis on enforcing the Security Rule than in years past. We were required to comply and did comply with the Privacy Rule by April 14, 2003, the transactions standards by October 16, 2003, and the Security Rule by April 21, 2006.

In February 2009, the Health Information Technology for Economic and Clinical Health Act (HITECH Act), a component of the American Recovery and Reinvestment Act of 2009, was signed into law. The HITECH Act substantially enhances several of HIPAA’s requirements and protections, and although the full extent of its application is not fully known because additional regulations are still to be issued, the HITECH Act may place additional obligations and constraints on us. Among other provisions, the HITECH Act extends the Privacy and Security Rules directly to business associates of covered entities, establishes a national data breach notification law, and places additional restrictions on the use and disclosure of PHI.

Several sections of the HITECH Act may impose additional requirements on us. First, covered entities are required to notify individuals whose unsecured PHI has been, or is reasonably believed by the covered entity to have been, accessed, acquired, or disclosed as a result of a data breach. Exceptions exist for unintentional or inadvertent disclosure, access, or use by a workforce member of a covered entity and disclosures to an unauthorized person where there is a good faith belief the recipient would not be able to retain the PHI. Whether a covered entity has an obligation to provide notice of a breach depends on whether the security or privacy of the PHI has been compromised, such that it poses a significant risk of financial, reputational, or other harm to the individual. In other words, this is not a strict liability reporting standard. Rather, the covered entity must conduct a risk assessment, before deciding whether to report. Also, complying with HIPAA’s data breach notification requirements may not fulfill additional notification requirements under state law.

Second, the HITECH Act establishes new patient rights, including requirements that covered entities that maintain electronic health records provide copies of these records to patients and disclose, at an individual’s request, an accounting of all disclosures of the individual’s PHI made for treatment, payment and health care operations during the prior three years.

Third, the HITECH Act enhances HIPAA’s penalty and enforcement provisions. Prior to the HITECH Act, the Secretary of DHHS was authorized to impose on any person who violated the administrative simplification provisions of HIPAA (including the Privacy and Security Rules) civil monetary penalties ranging from $100 to $25,000 per violation, provided the violation was not a criminal offense otherwise punishable under the Social Security Act, and the person otherwise liable for the penalty did not know or with reasonable diligence would not have known that the act constituted a violation.

As amended by the HITECH Act, the potential civil penalties fall into three categories. Violation of the HIPAA standards if the person or entity did not know of such violation (and by exercising reasonable diligence could not have known) may result in a penalty between $100 and $50,000 for each violation, up to a total of $25,000 to $1.5 million for all violations of an identical requirement. Penalties increase if the violation was due to reasonable cause ($1,000 to $50,000 for each, up to a total of $100,000 to $1.5 million annual) or willful neglect ($10,000 to $50,000 for each, up to a total of $250,000 to $1.5 million annual). In addition, the HITECH Act provides that state attorneys general may now commence civil actions on behalf of residents of the state, so long as no federal action has been instituted by the Secretary of HHS. The HITECH Act also clarifies that criminal penalties may be imposed under HIPAA on any individual or entity that wrongly obtains or discloses PHI maintained by a covered entity.

In addition to the HIPAA standards, certain health care providers that maintain patient accounts are deemed to be creditors and are required to comply with the “Red Flag Rules” issued by the Federal Trade Commission in November 2007 pursuant to the Fair and Accurate Credit Transactions Act of 2003. A “red flag” is a suspicious circumstance that should prompt the covered creditor to be alert for possible identity theft. The “Red Flag Rules” require covered organizations, such as ours, to implement an identity theft program to identify at risk consumer accounts and to define, detect and respond to “red flags.” If identity theft is detected, then the creditor must take appropriate steps to mitigate the harm. The Red Flag Rules also mandate oversight and administrative requirements. The enforcement date for the Red Flag Rules is December 31, 2010.

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

Corporate Compliance Program

In an effort to monitor our compliance with applicable federal and state laws and regulations, we have developed a program to support the maintenance of high standards of conduct in the operation of our business and to implement policies and procedures that our promote compliance with all applicable laws, regulations and company policies. The program’s focus is to prevent, detect and mitigate regulatory compliance risks. We strive to achieve this mission through:

•	providing guidance, education and proper controls based on the regulatory risks associated with our business model and strategic plan;

•	providing training;

•	conducting internal audits;

•	resolving regulatory matters; and

•	enhancing the ethical culture and leadership of the organization.

Our compliance program has been structured in accordance with the guidance provided by the OIG. The primary recommended standards, all of which we have implemented, include:

•	formal policies and written procedures;

•	designation of a Compliance Committee and Compliance Officer;

•	education and training programs;

•	internal monitoring and reviews;

•	responding appropriately to alleged misconduct;

•	open lines of communication; and

•	discipline and accountability.

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

Available Information

Our annual, quarterly and current reports, proxy statements and other information, including the amendments to those reports, are available, without charge, on our website, at www.ruralmetro.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”). In addition, our SEC filings are available over the internet on the SEC’s website at http://www.sec.gov.

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

Information contained on our website is not part of this or any other report filed with or furnished to the SEC.

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

A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports under our existing contracts with municipalities, counties and fire districts to provide emergency and other services. Substantially all of our net revenue for fiscal year 2010 was generated under existing contracts. Our contracts generally range from three to five years in length. Most of our contracts are terminable by either party upon notice of as little as 30 days. Further, certain of our contracts expire during each fiscal period, and we may be required to seek renewal of certain of these contracts through a formal bidding process that often requires written responses to a Request for Proposal (“RFP”). Even if any of our contracts are renewed, a renewal contract may contain terms that are not as favorable to us as the terms of our current contract. We cannot assure you that we will be successful in retaining or renewing our existing contracts or that the loss or renewal terms of contracts would not have a material adverse effect on us. There is also no assurance that we will experience growth in the number of transports under our existing contracts.

Our growth strategy involves significant risks, and if we are unable to manage them effectively, our business may be materially harmed.

In addition to organic growth, the Company’s strategy includes growth through strategic business acquisitions. These growth plans may strain our financial resources. The Company competes for acquisition opportunities with other companies, some of which have significantly greater financial resources. Therefore, there is a risk that the Company may be unable to complete a particular acquisition that it determines to be important to the growth strategy because another company may be able to pay more for a potential acquisition candidate or may be able to use its financial resources to acquire a potential acquisition candidate before the Company is able to arrange the requisite financing for such acquisition. Even if the Company completes a desirable business acquisition on favorable terms, the Company may not be able to successfully integrate newly-acquired business operations into its existing business operations on a timely basis. The process of identifying, negotiating and closing acquisition transactions is a challenging, time-consuming and costly process, as is the process of integrating newly-acquired business operations. Accordingly, the acquisition process will require a significant amount of management attention and other administrative resources and could result in disruptions to the Company’s ongoing business operations. In addition, successful integration of acquired businesses requires the dedication of significant management resources that may temporarily detract attention from the Company’s and the acquired company’s day-to-day business. If management is not able to integrate the organization, operation and systems of an acquired business in a timely and efficient manner, the anticipated benefits of a completed acquisition may not be fully realized.

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

The current economic downturn could result in increased budget pressures and reductions or re-allocations in government spending. Such budget pressures and reductions or other changes in spending may negatively impact contract retention and renewal with governmental entities, and may also result in a reduction in Medicaid reimbursement and covered services in an attempt to contain Medicaid costs. Furthermore, as a result of the economic downturn, third-party payers, including Medicare, Medicaid and private health insurance providers are increasingly challenging amounts paid for healthcare-related services. We cannot assure you that reimbursement will be available or that payers’ reimbursement policies will not have a material adverse effect on our ability to provide our services on a profitable basis, if at all.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition; we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and profitability. Our long-term growth may also be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

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

In connection with our insurance programs, we establish reserves for losses and related expenses which represent our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Our reserves are based on estimates involving actuarial and statistical projections, at a given point in time. However, insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination which would result in a reduction in our net income in the period in which the deficiency is determined. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Insurance Reserves” and Note 9 of the notes to our financial statements included in Item 8 of this report.

We may be subject to claims for which we are not insured or for which our insurance coverage is inadequate.

In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, ambulance transport services may result in lawsuits concerning vehicle collisions and personal injuries, patient care incidents or mistreatment and employee job-related injuries. Some of these lawsuits may involve large claim amounts and substantial defense costs, which may not be covered by our insurance policies or for which we may not have established adequate reserves.

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Approximately 41% of our employees are covered by one or more of 22 collective bargaining agreements as of June 30, 2010. Six of these collective bargaining agreements, covering 829 employees, are subject to renegotiation in fiscal 2011. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. If we are unable to negotiate a timely renewal of one or more agreements, the employees covered by the agreement may enter into a strike or other work stoppage. Such a stoppage could have a material adverse effect on our business, financial conditions, results of operations and reputation.

We depend on our senior operational personnel and may not be able to retain those employees or recruit additional qualified personnel, which could adversely affect our business.

We depend on our senior operational personnel. The loss of services of any of the members of our senior operational personnel could adversely affect our business until a suitable replacement can be found. If we were required to find a suitable replacement for one of our senior managers, there could be a limited number of persons with the requisite skill to serve in the position, and we cannot assure you that we will be able to identify or employ such qualified personnel on acceptable terms.

Risks Related to the Healthcare Industry

We conduct business in a heavily regulated industry and state and federal legislation and regulations may have significant and unforeseeable impact on our operations.

The ambulance industry is heavily regulated by the federal and state governments, with a substantial portion of our revenues coming from governmental sources. Congress and state legislatures have consistently fought to curb spending in governmental programs and in the past there have been frequent and significant changes in the methods and standards used by federal and state government agencies to reimburse and to regulate the operation of ambulance and other health care providers. Further, governmental payor programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediary entities and government funding restrictions, all of which may materially increase or decrease the rates of payment and cash flow to ambulance providers. There is no assurance that payments made under such programs will remain at levels comparable to the present levels or be sufficient to cover our fixed and operating costs.

PPACA expands coverage to 30 million uninsured Americans through a combination of tax increases and reductions in Medicare and Medicaid spending. A significant portion of such savings are expected to be generated through recoupment and penalties associated with enhanced fraud and abuse enforcement. The federal legislation contains over 1,000 rulemaking opportunities for the Secretary of DHHS, thus, the full impact of the law on our operations cannot be currently ascertained and may have a material impact on our operations.

There is no reason to believe that substantial additional changes in federal and state laws and regulations will not occur in the future. From time to time, legislative proposals are made at the federal and state level to engage in broader reform of the healthcare industry, including proposals to contain healthcare costs, to provide health insurance, promote competition in the healthcare industry and to impose additional requirements and restrictions on healthcare insurers, providers and other healthcare entities. The content, timing or effects of future health care reform efforts on us cannot be predicted. Broadly speaking, provisions of federal and state laws which encourage or mandate health care coverage for individuals can be expected to benefit us. However, revisions to the Medicare and Medicaid reimbursement programs could reduce our revenues.

We monitor and evaluate the impact of federal and state laws and related regulations and will continue to do so in order to assess their effects on our current and projected operations, financial performance and financial condition, however, we cannot predict with any reasonable degree of certainty or reliability any interim or ultimate effects of future federal or state health care legislation and regulations.

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

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. New or changed healthcare laws, regulations or standards could materially and adversely affect our business. A review of our business by judicial, law enforcement, regulatory or accreditation authorities could result in a determination that could adversely affect our operations.

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

Governmental and private third party payers and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payers based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment of our management or employees, and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, the federal Anti-Kickback Statute, The Civil Monetary Penalties Law and other provisions of federal, state and local law.

In addition, from time to time we self-identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory compliance issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. Although the government usually accepts such disclosures and repayments without taking further enforcement action, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions.

If our operations are found to be in violation of these or any of the other laws which govern our activities, any resulting penalties damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results.

Our contracts with healthcare facilities and our marketing practices are subject to the federal Anti-Kickback Statute.

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

In addition to our contracts with healthcare facilities, other marketing practices or transactions we enter into may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that the OIG of the DHHS or other authorities will not find that our marketing practices and relationships violate the statute.

If we fail to comply with the terms of our settlement agreements with the federal government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

In the last five years, we have entered into three settlement agreements with the United States government. In connection with the settlement agreements, we have entered into two CIAs, each of which is still in effect. Pursuant to the CIAs, we are required to establish and maintain compliance programs, which include, among other things, the appointment of a compliance officer and committee; the training of employees nationwide; enhancing procedures relating to certain of our contracting processes, including tracking contractual arrangements; review by an independent review organization; and reporting of certain reportable events. We cannot assure you that the CIAs or the compliance programs we have initiated have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the settlement agreement or CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the settlement agreements and/or CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

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

Risks Related to Our Capital Structure

Our indebtedness could adversely affect our financial condition and our ability to operate our business

At June 30, 2010, we had total debt of $269.0 million, including $174.9 million of borrowing under the term loan portion of our senior secured credit facility, $93.5 million of senior discount notes and no borrowings outstanding under our $40.0 million revolving credit facility (the “2009 Credit Facility”), other than letters of credit issued under the $25.0 million letter of credit subline. In addition, subject to restrictions in the indenture governing our notes and the credit agreement governing our senior secured credit facility, we may incur additional debt. Our level of debt obligation could have important consequences, including the following:

•	It may be difficult to satisfy our principal and interest obligations;

•	It may be difficult to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes; and

•	It may be difficult to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors.

Furthermore, the borrowings under our senior secured credit facility bear interest at variable rates. If these rates were to increase significantly, to the extent not hedged, our debt service costs would increase and could have a potential material effect on our cash flows.

Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our business may not generate sufficient cash flow from operating activities. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues generally will reduce our cash flow.

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

Restrictive covenants in our senior secured credit facility and the indenture governing our senior discount notes may restrict our ability to pursue our business strategies.

Our 2009 Credit Facility and the indentures governing our senior discount notes limit our ability, among other things, to:

•	Incur additional debt or issue certain preferred stock;

•	Pay dividends or make distributions to our stockholders;

•	Repurchase, issue, or redeem our capital stock;

•	Make investments;

•	Incur liens;

•	Make capital expenditures;

•	Enter into transactions with our stockholders, other businesses, and affiliates;

•	Sell certain assets;

•	Acquire the assets of, or merge or consolidate with, other companies; and

•	Incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us.

The restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.

In addition, the 2009 Credit Facility requires us to meet certain financial ratios and restricts our ability to make capital expenditures or prepay certain other debt. We may not be able to maintain these ratios and have had, and in the future may need, to seek waivers or amendments relating to these ratios. Our 2009 Credit Facility and indentures also require us to provide financial statements and related reports within certain timeframes.

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

Our senior discount notes are structurally subordinated to all debt and liabilities (including trade payables) of our subsidiaries. Holders of our senior discount notes will participate with all other holders of our unsecured indebtedness in the assets remaining after our subsidiaries have paid all their debts and liabilities. Our subsidiaries may not have sufficient funds to make payments to us, and holders of senior discount notes may receive less, ratably, than the holders of debt of our subsidiaries and other liabilities. Accordingly, if our subsidiaries have their debt accelerated, we may not be able to repay our indebtedness under the senior discount notes. The indenture governing the senior discount notes contains a waiver by the trustee and holders of the senior discount notes of any rights to make a claim for substantive consolidation of us with any of our subsidiaries in any bankruptcy or similar proceeding. As of June 30, 2010, (i) on an unconsolidated basis, we had $93.5 million of senior indebtedness, consisting of the senior discount notes, but excluding the guarantee of borrowings under the 2009 Credit Facility, and (ii) Rural/Metro LLC had approximately $269.0 million of indebtedness, including $174.9 million of borrowings under the 2009 Credit Facility. In addition, as of June 30, 2010, an additional $15.4 million would have been available for borrowing under the revolving credit portion of the 2009 Credit Facility.

We may not pay dividends.

We have never paid any cash dividends on our common stock. We currently plan to retain any earnings for use in our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our Board of Directors. The indentures governing our Senior Discount Notes due 2016 and our 2009 Credit Facility contain restrictions on our ability to pay cash dividends, and any future borrowings may contain similar restrictions.

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

Facilities

We lease an office building at 9221 E. Via de Ventura, Scottsdale, Arizona for our corporate headquarters. Real estate for our operations is described below:

Leased Facilities

We lease approximately 244 operational and administrative facilities used primarily for ambulance services sub-stations, fleet maintenance, billing offices, and fire services sub-stations. We believe our existing facilities are adequate to meet current needs and that suitable space is available to meet projected needs. Our leases expire at various dates through April 2023. Rent expense from continuing operations totaled $13.8 million, $13.6 million and $12.2 million for fiscal 2010, 2009 and 2008, respectively.

Owned Facilities

We own 14 properties including ambulance services sub-stations, operational and administrative facilities and land totaling $8.6 million of net book value on our balance sheet.

Equipment

We operate approximately 1,789 vehicles. Of these 1,176 are ambulances, 99 are wheelchair vans, 151 are fire apparatus and 363 are support vehicles. As of June 30, 2010, we owned 96% of the vehicles that we operate. The average age of our ambulance fleet and fire apparatus is 8.8 years and 16.4 years, respectively. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

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

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “RURL”.

The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

	High	Low
Year Ended June 30, 2010
First quarter	$5.01	$2.35
Second quarter	$6.26	$4.00
Third quarter	$7.45	$5.36
Fourth quarter	$8.63	$5.93

Year Ended June 30, 2009
First quarter	$2.58	$1.59
Second quarter	$2.44	$1.64
Third quarter	$1.90	$0.50
Fourth quarter	$3.70	$0.86

On August 31, 2010, the closing sale price of our common stock was $7.46 per share, and there were 2,567 holders of record of our common stock.

Dividend Policy

We currently intend to retain any future earnings to reinvest in existing operations, fund acquisitions, support our business and reduce our debt. The payment of dividends to our shareholders is limited by our Credit Facility Agreement and Senior Discount Notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion. We did not pay dividends in fiscal 2010 or fiscal 2009 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future decision to pay dividends will be at the discretion of our board of directors and will depend upon, our financial condition, results of operations, capital requirements and contractual restrictions.

Equity Compensation Plan Information

The following table represents securities authorized for issuance under all of our existing equity compensation plans at June 30, 2010:

•	Rural/Metro Corporation 1992 Stock Option Plan;

•	Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan; and

•	Rural/Metro Corporation 2008 Incentive Stock Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c)
Equity compensation plan approved by stockholders	573,845	$2.78	406,335
Equity compensation plan not approved by stockholders (3)	72,166	$0.75	—

Total	646,011	$2.39	406,335

(1)	This includes options to purchase common stock awarded under the 1992 Stock Option Plan and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”), as well as restricted stock units and stock appreciation rights awarded under the 2008 Incentive Stock Plan. For a description of these plans, refer to Note 15 to our Consolidated Financial Statements for the year ended June 30, 2010.
(2)	This weighted average exercise price does not include outstanding restricted stock units.
(3)	The 2000 Plan did not require stockholder approval, and was not approved by the stockholders when it was originally adopted. In November 2007, the 2000 Plan was modified to provide that no future option grants will be made pursuant to the 2000 Plan unless stockholders approve an amendment to the 2000 Plan to permit future option grants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities, nor did we sell any shares in a transaction not registered under the Securities act of 1933, as amended, during the fourth quarter of fiscal 2010, which ended on June 30, 2010.

ITEM 6.	Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. The selected financial data for fiscal years ended June 30, 2009, 2008, 2007 and 2006 have been recast for operations discontinued during fiscal 2010 and for the retrospective application of new accounting guidance for noncontrolling interests which we were subject to beginning July 1, 2009. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto appearing elsewhere in this report (in thousands, except per share amounts):

	Years Ended June 30,
	2010 (1)	2009	2008	2007	2006
Statement of Operations Data:
Net revenue	$530,754	$491,800	$475,860	$439,813	$430,143
Income (loss) from continuing operations	6,260	7,565	4,572	(295)	9,192
Net income attributable to noncontrolling interest	(2,261)	(1,609)	(812)	(1,389)	(759)

Income (loss) from continuing operations attributable to Rural/Metro	$3,999	$5,956	$3,760	$(1,684)	$8,433

EPS Data:
Basic earnings per share:
Income (loss) from continuing operations attributable to Rural/Metro	$0.16	$0.24	$0.15	$(0.07)	$0.35

Diluted earnings per share:
Income (loss) from continuing operations attributable to Rural/Metro	$0.16	$0.24	$0.15	$(0.07)	$0.34

Balance Sheet Data:
Total assets	$288,462	$294,955	$294,211	$300,125	$298,868
Long-term debt, net of current portion	262,606	277,110	279,017	280,081	291,337

(1)	Income from continuing operations and income from continuing operations attributable to Rural/Metro for the year ended June 30, 2010 includes a loss on debt extinguishment of $14.2 million and a related income tax benefit of $5.2 million.

Quarterly Results

The following table summarizes our unaudited quarterly operating results for each quarter of fiscal 2010 and 2009 (in thousands, except per share amounts). Net revenue and operating income included in the table relate to our continuing operations and exclude service areas classified as discontinued operations. Fiscal 2009 has been recast to reflect operations classified as discontinued during fiscal 2010 and for the retrospective application of new accounting guidance for noncontrolling interests which we were subject to beginning July 1, 2009.

	2010
	First Quarter	Second Quarter (a)	Third Quarter	Fourth Quarter (b)
Net revenue	$130,494	$133,278	$133,137	$133,845
Operating income	14,560	12,900	14,640	11,570
Income (loss) from continuing operations	3,542	(4,089)	4,586	2,221
Income (loss) from discontinued operations	82	(351)	(232)	10
Net income (loss)	3,624	(4,440)	4,354	2,231
Net income attributable to noncontrolling interest	(705)	(330)	(595)	(631)

Net income (loss) attributable to Rural/Metro	$2,919	$(4,770)	$3,759	$1,600

Basic income from continuing operations attributable to Rural/Metro	$0.11	$(0.18)	$0.16	$0.06
Basic income per share attributable to Rural/Metro	$0.12	$(0.19)	$0.15	$0.06
Diluted income from continuing operations attributable to Rural/Metro	$0.11	$(0.18)	$0.16	$0.06
Diluted income per share attributable to Rural/Metro	$0.12	$(0.19)	$0.15	$0.06

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (c)
Net revenue	$122,150	$118,896	$123,865	$126,889
Operating income	11,508	11,388	11,556	11,065
Income from continuing operations	1,593	1,580	1,824	2,568
Loss from discontinued operations	(294)	(294)	(260)	(82)
Net income	1,299	1,286	1,564	2,486
Net income attributable to noncontrolling interest	(527)	(215)	(577)	(290)

Net income attributable to Rural/Metro	$772	$1,071	$987	$2,196

Basic income from continuing operations attributable to Rural/Metro	$0.04	$0.05	$0.05	$0.09
Basic income per share attributable to Rural/Metro	$0.03	$0.04	$0.04	$0.09
Diluted income from continuing operations attributable to Rural/Metro	$0.04	$0.05	$0.05	$0.09
Diluted income per share attributable to Rural/Metro	$0.03	$0.04	$0.04	$0.09

(a)	Income from continuing operations for the second quarter of fiscal 2010 included $13.8 million of loss on debt extinguishment and a related income tax benefit of $5.9 million. The remaining $0.4 million of loss on debt extinguishment for fiscal 2010 was included in the third quarter.
(b)	Operating income and Income from continuing operations for the fourth quarter of fiscal 2010 included $1.2 million of goodwill impairment.
(c)	Net income for the fourth quarter of fiscal 2009 included a $1.0 million decrease in the income tax provision related to recognition of certain income tax credits.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our Selected Financial Data and our consolidated financial statements and notes appearing elsewhere herein.

Management’s Overview

During fiscal 2010, our focus remained on implementing the Company’s strategic and operating activities, including operational excellence in patient care delivery, revenue cycle management, new emergency revenue generation and continued expansion of the non-emergency business within existing markets. We achieved these through continued focus on billing initiatives aimed at reducing uncompensated care and increasing average patient charge (“APC”), responsiveness to customer needs and investments in technology designed to maximize billing performance. Our continued focus on these items has contributed to a 7.9% growth in net revenue and 18.3% growth in adjusted EBITDA, as defined below, in fiscal 2010 as compared to fiscal 2009.

We continue to focus on expanding our profit margin by increasing our gains in non-emergency market share and increasing transports through hospital-outsourced opportunities and partnerships with public systems. We believe this strategy will allow for our continued growth in this challenging economy. Cash flow remains strong at $37.5 million of cash flow from operations for fiscal 2010, which continued to support our goals to reduce debt and enhance the long-term value of our Company for investors.

2009 Debt Refinancing

In fiscal 2010, we effected a refinancing of our 2005 Credit Facility by terminating and extinguishing our Term Loan B, Revolving Credit Facility and our Senior Subordinated Notes. These instruments were replaced by the 2009 Credit Facility and a cash collateralized letter of credit facility. The refinancing resulted in a loss on the debt extinguishment of $14.2 million. The new facility provides for extended maturities as well as increased flexibility with respect to the principal reduction on our other debt instruments. We expect that cash paid for interest will decrease approximately $2.0 million annually under the new credit facility.

Looking Ahead

The increased flexibility in our capital structure afforded by the 2009 debt refinancing allows us to pursue acquisitions of ambulance transport and other service line business and consolidate business in the fragmented ambulance transport market. We intend to pursue acquisitions that are accretive to our profitability and leverage our strengths. We are well positioned to grow our business both organically and strategically.

It is important to note that the ambulance industry has recently experienced some changes in the Medicare reimbursement environment. These changes include the lack of an annual CPI adjustment for calendar year 2010 and the final phase-in of the national Medicare fee schedule on December 31, 2009. In addition, CMS issued a proposed rule that would update the Medicare fee schedule to be subject to a multifactor productivity reduction that could result in a negative ambulance inflation factor effective January 2011. We believe that these changes in the reimbursement environment may adversely affect the growth rate on our net medical transport APC.

Executive Summary

We provide services, which consist primarily of emergency and non-emergency ambulance services, to approximately 440 communities in 20 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. As of June 30, 2010, we had approximately 103 exclusive contracts to provide emergency medical ambulance services and approximately 760 contracts to provide non-emergency medical ambulance and wheelchair services. For fiscal 2010 and 2009, respectively, 43.4% and 44.3% of our transports were generated from emergency ambulance services. Non-emergency ambulance services, including critical care transfers and other interfacility transports, comprised 56.6% and 55.7% of our transports for the same periods. All ambulance related services generated 86.3% and 85.0% of net revenue for fiscal 2010 and 2009, respectively. The remainder of our net revenue was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the number of ambulance transports we provide, the amount we expect to collect per transport and the costs we incur to provide these services.

The following is a summary of certain key operating statistics (adjusted EBITDA from continuing operations in thousands):

	Years Ended June 30,
	2010	2009	2008
Net Medical Transport APC (1)	$393	$370	$354
DSO (2)	43	52	60
Adjusted EBITDA from continuing operations (3)	$69,120	$58,407	$52,240
Medical Transports (4)	1,098,001	1,055,132	1,058,191

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations. For fiscal year 2008, the calculation excludes $1.7 million of the effect of the alleged overpayment claims in Tennessee. See Note 18 the Consolidated Financial Statements filed with this Annual Report on Form 10-K.
(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See the discussion below of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization including goodwill impairment.
(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

EBITDA from continuing operations attributable to Rural/Metro (“EBITDA”) is defined by us as income (loss) from continuing operations before Interest Expense (Income), Taxes and Depreciation and Amortization, less Income Attributable to Noncontrolling Interest. Adjusted EBITDA from continuing operations attributable to Rural/Metro (“Adjusted EBITDA”) excludes share-based compensation expense, goodwill impairment and loss on debt extinguishment. Adjusted EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. Adjusted EBITDA is not considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth our EBITDA and adjusted EBITDA, as well as a reconciliation to (loss) income from continuing and discontinued operations, the most directly comparable financial measures under GAAP (in thousands):

	Years Ended June 30,
	2010	2009	2008
Income from continuing operations	$6,260	$7,565	$4,572
Add (deduct):
Depreciation and amortization	15,982	14,258	12,405
Interest expense	29,096	30,843	31,731
Interest income	(235)	(324)	(374)
Income tax provision	4,395	7,433	4,706
Income attributable to noncontrolling interest	(2,261)	(1,609)	(812)

EBITDA from continuing operations attributable to Rural/Metro	53,237	58,166	52,228

Add (deduct):
Share-based compensation expense	545	241	12
Goodwill impairment	1,184	—	—
Loss on debt extinguishment	14,154	—	—

Adjusted EBITDA from continuing operations attributable to Rural/Metro	69,120	58,407	52,240

Income (loss) from discontinued operations	(491)	(930)	337
Add (deduct):
Depreciation and amortization	121	439	578
Income tax provision (benefit)	(292)	(550)	200

EBITDA from discontinued operations attributable to Rural/Metro	(662)	(1,041)	1,115

Total Adjusted EBITDA attributable to Rural/Metro	$68,458	$57,366	$53,355

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

Ability to Effect Rate Increases

To offset higher costs of uncompensated care and other direct operating costs, such as labor, we submit requests to increase commercial insurance rates to the state or local government agencies that regulate ambulance service rates. Our ability to negotiate rate increases on a timely basis to offset increases in our cost structure may impact our operating performance.

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

	Years Ended June 30,
	2010	2009	2008
Commercial Insurance	20%	19%	18%
Co-Pays/Deductibles	9%	8%	8%
Medicare/Medicaid Denials	8%	11%	10%
Self-Pay	63%	62%	64%

Total	100%	100%	100%

The majority, 63%, of our uncompensated care write-offs in fiscal 2010 were generated from self-pay accounts. The balance of our uncompensated care write-offs in fiscal 2010 were from: (1) commercial insurance (20%); (2) co-pays and deductibles (9%); and (3) Medicare or Medicaid denials (8%). These components are described in detail below:

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percentage of our transport mix in fiscal 2010 to 8.8% as compared to 9.6% in fiscal 2009. Although we are not seeing an impact at this time and believe we have measures in place to promptly identify negative payer mix trends, we do recognize that a weakened economy combined with significant loss of jobs and related employee benefits may shift our current transport mix to a higher volume of uninsured and underinsured claims. If this occurs, we may see higher uncompensated care write-offs as a result of a reduction in collections based on historical collections trends for this payer mix; which would in turn impact our cash flows from operations and overall liquidity.

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

Results of Operations

Fiscal 2010 Compared To Fiscal 2009—Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2010 and 2009. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2010	% of Net Revenue	2009	% of Net Revenue	Change	% Change
Net revenue	$530,754	100.0%	$491,800	100.0%	$38,954	7.9%

Operating expenses:
Payroll and employee benefits	324,748	61.2%	305,271	62.1%	19,477	6.4%
Depreciation and amortization	15,982	3.0%	14,258	2.9%	1,724	12.1%
Other operating expenses	121,891	23.0%	115,641	23.5%	6,250	5.4%
General/auto liability insurance	13,902	2.6%	11,649	2.4%	2,253	19.3%
Goodwill impairment	1,184	0.2%	—	—	1,184	#
Gain on sale of assets and property insurance settlement	(623)	(0.1%)	(536)	(0.1%)	(87)	(16.2%)

Total operating expenses	477,084	89.9%	446,283	90.7%	30,801	6.9%

Operating income	53,670	10.1%	45,517	9.3%	8,153	17.9%
Interest expense	(29,096)	(5.5%)	(30,843)	(6.3%)	1,747	5.7%
Interest income	235	0.0%	324	0.1%	(89)	(27.5%)
Loss on debt extinguishment	(14,154)	(2.7%)	—	—	(14,154)	#

Income from continuing operations before income taxes	10,655	2.0%	14,998	3.0%	(4,343)	(29.0%)
Income tax provision	(4,395)	(0.8%)	(7,433)	(1.5%)	3,038	40.9%

Income from continuing operations	6,260	1.2%	7,565	1.5%	(1,305)	(17.3%)
Loss from discontinued operations, net of income taxes	(491)	(0.1%)	(930)	(0.2%)	439	47.2%

Net income	5,769	1.1%	6,635	1.3%	(866)	(13.1%)
Net income attributable to noncontrolling interest	(2,261)	(0.4%)	(1,609)	(0.3%)	(652)	(40.5%)

Net income attributable to Rural/Metro	$3,508	0.7%	$5,026	1.0%	$(1,518)	(30.2%)

Income (loss) per share
Basic—
Income from continuing operations attributable to Rural/Metro	$0.16		$0.24		$(0.08)
Loss from discontinued operations attributable to Rural/Metro	(0.02)		(0.04)		0.02

Net income attributable to Rural/Metro	$0.14		$0.20		$(0.06)

Diluted—
Income from continuing operations attributable to Rural/Metro	$0.16		$0.24		$(0.08)
Loss from discontinued operations attributable to Rural/Metro	(0.02)		(0.04)		0.02

Net income attributable to Rural/Metro	$0.14		$0.20		$(0.06)

Average number of common shares outstanding—Basic	25,106		24,834		272

Average number of common shares outstanding—Diluted	25,351		24,915		436

# — Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue (in thousands):

	Years Ended June 30,
	2010	2009	$ Change	% Change
Ambulance services	$457,806	$417,848	$39,958	9.6%
Other services	72,948	73,952	(1,004)	(1.4%)

Total net revenue	$530,754	$491,800	$38,954	7.9%

Ambulance Services

The increase in ambulance services revenue is due to $37.4 million in same service area revenue and $2.6 million from new emergency and non-emergency contracts in our Tennessee, Kentucky and Oregon markets. The increase in same service area revenue included $25.1 million in net medical transport APC and $13.5 million in medical transport volume. The increase related to net medical transport APC is inclusive of a $1.5 million decrease for a reserve established for a change in estimate related to an internal review of levels of service on claims that were previously reimbursed and a $0.9 million increase related to a supplemental payment received from the New York Medicaid program.

Below are two tables providing fiscal year comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency and non-emergency.

	Years Ended June 30,
	2010	2009	Change	% Change
Same service area medical transports	1,090,765	1,055,132	35,633	3.4%
New contract medical transports	7,236	N/A	7,236	#

Medical transports from continuing operations	1,098,001	1,055,132	42,869	4.1%

# — Variances over 100% not displayed.

The change in our same service area medical transports includes a decrease of approximately 5,100 transports related to the discontinuation of service on an emergency contract in Orange County, Florida. Absent the discontinuation of this contract, transport volume increased 4.6%. New contract transport growth was related to our new emergency and non-emergency contracts in our Tennessee, Kentucky and Oregon markets. Our growth in Kentucky was due to 3,100 transports in fiscal 2010 related to our purchase of the assets of a medical transportation services provider and we anticipate providing 12,000 transports annually related to that business. Additionally, in July 2010 we were awarded a contract to provide emergency transport services in DeKalb County, Georgia, where we expect to provide 26,800 transports annually.

	Years Ended June 30,
	2010	% of Transports	2009	% of Transports	Transport Change	% Change
Emergency medical transports	476,812	43.4%	467,586	44.3%	9,226	2.0%
Non-emergency medical transports	621,189	56.6%	587,546	55.7%	33,643	5.7%

Medical transports from continuing operations	1,098,001	100.0%	1,055,132	100.0%	42,869	4.1%

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $370.9 million and

$321.8 million for fiscal 2010 and 2009, respectively. The increase of $49.1 million was the result of rate increases, changes in payer mix in certain markets, changes in service level mix and increased transport volume. Uncompensated care as a percentage of gross ambulance services revenue declined to 13.0% for fiscal 2010 from 13.6% in fiscal 2009. The decline in uncompensated care reflects our continued focus on billing and collections efforts. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary, Uncompensated Care)

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Years Ended June 30,
	2010	% of Gross	2009	% of Gross	$ Change	% Change
Gross ambulance services revenue	$952,093	100.0%	$856,137	100.0%	$95,956	11.2%
Contractual allowances	(370,872)	(39.0%)	(321,792)	(37.6%)	(49,080)	(15.3%)
Uncompensated care	(123,415)	(13.0%)	(116,497)	(13.6%)	(6,918)	(5.9%)

Net ambulance services revenue	$457,806	48.1%	$417,848	48.8%	$39,958	9.6%

Net Medical Transport APC

Our net medical transport APC increased $23 to $393 compared to $370 for fiscal 2009. The 6.2% increase was primarily due to improved collections and rate increases.

Other Services

The $1.0 million decrease in other services revenue was primarily due to the discontinuation of shuttle services previously performed for a customer.

Operating Expenses

Payroll and Employee Benefits

The increase in payroll and employee benefits expense was primarily due to a $7.0 million increase in health insurance expense, $3.3 million increase in workers compensation expense including $0.5 million related to actuarial claims adjustments ($2.2 million of unfavorable actuarial claims adjustments in the current year compared to unfavorable actuarial claims adjustments of $1.7 million in the prior year), $0.9 million of severance expense, $0.9 million of increased pension expense, with the balance due to increased direct labor costs associated with higher transport volumes. We have experienced a rise in employee health insurance expense with an increase in the frequency of claims in excess of $50,000. These claims expenses are driven by higher costs from specialized care including cancer treatment and neonatal care.

Depreciation and Amortization

The increase in depreciation and amortization was primarily due to additional capital expenditures during the year.

Other Operating Expenses

The $6.3 million increase in other operating expenses was primarily due to increases of $2.1 million in vehicle and equipment expense, $2.1 million in professional fees and $1.7 million in non-capital equipment purchases. The professional fee increase was primarily related to legal and other professional service fees related to our review of various governance and operational items.

General/Auto Liability

The increase in general/auto liability insurance was primarily due to $2.7 million of increases related to current year claims estimates offset by a change in actuarial adjustments of $0.4 million year to year (fiscal 2010 positive adjustment of $1.3 million compared to a fiscal 2009 positive adjustment of $1.7 million).

Goodwill Impairment

During our annual goodwill impairment testing, we determined that the carrying value of the net assets of a reporting unit in the South reporting segment exceeded the estimated fair value. As a result, a goodwill impairment charge of $1.2 million was recorded. The decline in fair value of the reporting unit is primarily related to a trend in declining profitability and a future planned change in utilization of existing resources in this reporting unit. We will continue to monitor the performance of this reporting unit to determine if any interim review of remaining goodwill is warranted. The remaining goodwill related to this reporting unit after the impairment charge is $1.0 million.

Gain on Sale of Assets

During fiscal 2010 and 2009, we entered into transactions to sell certain of our previously written-off self-pay accounts receivable to an unrelated third party.

Interest Expense

The decrease in interest expense was related to the December 2009 restructuring of our debt.

Loss on Debt Extinguishment

A $14.2 million loss on debt extinguishment was recorded in connection with the December 2009 refinancing of the 2005 Credit Facility and Senior Subordinated Notes. The loss consisted of the write-off of unamortized debt issuance costs and a portion of the third-party and lender fees incurred to effect the refinancing. The refinancing is discussed in Note 11 in the Notes to the Consolidated Financial Statements filed with this Annual Report on Form 10-K.

Net Income Attributable to Noncontrolling Interest

Noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Income Tax Provision

During fiscal 2010, we recorded a $4.4 million income tax provision related to continuing operations, resulting in an effective rate of 41.2% of pre-tax income. During fiscal 2009, we recorded a $7.4 million income tax provision related to continuing operations, resulting in an effective rate of 49.6% of pre-tax income. The effective rate differed from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes until interest is paid in cash, non-deductible executive compensation, state income taxes, and a goodwill impairment recorded in fiscal 2010. Additionally, our effective tax rate included a reduction related to pretax income that was attributable to the noncontrolling interest in our joint venture with the City of San Diego. See Note 12 to our Consolidated Financial Statements filed with this Annual Report on Form 10-K for a full reconciliation of differences from the statutory federal tax rate.

In fiscal 2010, the tax provision included a $0.6 million benefit related to prior year executive compensation that was deductible in fiscal 2010 as a result of the resignation of our chief executive officer and a $0.1 million benefit for wage tax credits. The income tax provision for fiscal 2009 reflects a $1.0 million benefit for wage tax credits related to our participation in Federal and state wage tax incentive programs in the state of New York from 2002 through 2008. The income tax provision for fiscal 2009 also reflects a $0.4 million benefit resulting from the release of valuation allowances for two states where the Company determined that realization of these deferred tax assets is more likely than not.

The continuing operations tax provision for fiscal 2010 and fiscal 2009 included deferred income tax expense of $2.9 million and $8.1 million, respectively. The deferred income tax expense results primarily from utilization of tax benefits, primarily related to net operating loss carryforwards generated in prior years, and did not require a current cash payment.

As of June 30, 2010, we maintained a valuation allowance of $8.1 million against deferred tax assets related to state net operating loss carryforwards that we do not believe will be realized.

Discontinued Operations

During fiscal 2010, the Company exited fire protection contracts in Florida and Wisconsin and ambulance services contracts in Utah and Georgia. The financial results of these service areas are included within income (loss) from discontinued operations.

Loss from discontinued operations for fiscal 2010 was $0.5 million and included an income tax benefit of $0.3 million.

Loss from discontinued operations for fiscal 2009 was $0.9 million and included an income tax benefit of $0.5 million. The loss from discontinued operations before the income tax benefit was due primarily to $0.4 million recorded as a result of increasing our Medicare reserve contingency related to the Ohio compliance matter, a portion of which related to our former Marion, Ohio operation.

Fiscal 2010 Compared To Fiscal 2009—Segments

Overview

As of June 30, 2010, we had four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	New York, Northern Ohio

South	Alabama, Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Jersey, North Dakota, Oregon (fire), Southern Ohio, Tennessee

Southwest	Arizona

West	California, Central Florida (ambulance), Colorado, Nebraska, Oregon (ambulance), South Dakota, Washington

Each reporting segment provides ambulance services, while our other services are provided predominantly in the South and Southwest segments. Effective July 1, 2010, we realigned our reporting segments geographically.

The accounting policies used in the preparation of our consolidated financial statements have been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, our measure of segment profitability is defined as income from continuing operations before depreciation and amortization, including goodwill impairment, interest expense (income), income taxes and noncontrolling interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only. For a reconciliation of segment profit, refer to Note 19 of the Consolidated Financial Statements filed with this Annual Report on Form 10-K.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, Net Medical Transport APC and DSO):

	2010	2009	Change	% Change
Net revenue
Ambulance services	$89,149	$82,516	$6,633	8.0%
Other services	3,730	3,895	(165)	(4.2%)

Total net revenue	$92,879	$86,411	$6,468	7.5%

Segment profit	$20,900	$19,297	$1,603	8.3%
Segment profit margin	22.5%	22.3%
Medical transports	227,640	225,157	2,483	1.1%
Net Medical Transport APC	$381	$355	$26	7.3%
DSO	43	47	(4)	(8.5%)

Revenue

The increase in ambulance services revenue was primarily due to $5.9 million of increases in net medical transport APC and $0.9 million in increased medical transport volume. The net medical transport volume is inclusive of a $1.5 million decrease ($7 reduction in APC) for a reserve established for a change in estimate related to an internal review of levels of service on claims that were previously reimbursed and a $0.9 million increase ($4 increase in APC) related to a supplemental payment received from the New York Medicaid program. Medical transports increased due to increased emergency and non-emergency transport volume in our Ohio and New York markets. The net medical transport APC increase was primarily due to improvement in collections.

Payroll and employee benefits

Payroll and employee benefits was $48.2 million, or 51.9% of net revenue for fiscal 2010, compared to $45.5 million, or 52.7% of net revenue, for fiscal 2009. The increase is primarily due to $0.7 million of increased health insurance expense and $0.6 million of severance expense. The remainder of the change in payroll and employee benefits expense is primarily related to increases in transports and unit hours as well as annual merit increases.

Operating Expenses

Operating expenses, including general/auto liability expenses was $17.7 million for fiscal 2010, or 19.1% of net revenue, compared to $15.9 million, or 18.4% of net revenue for fiscal 2009. The increase was due to $0.8 million of increased general/auto liability insurance expense, $0.5 million of non-capital equipment purchases and less significant changes in operational expenses primarily to support new technology, increased transports and unit hour volume.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, Net Medical Transport APC and DSO):

	2010	2009	Change	% Change
Net revenue
Ambulance services	$114,686	$103,073	$11,613	11.3%
Other services	29,187	27,770	1,417	5.1%

Total net revenue	$143,873	$130,843	$13,030	10.0%

Segment profit	$11,039	$11,409	$(370)	(3.2%)
Segment profit margin	7.7%	8.7%
Medical transports	352,464	318,433	34,031	10.7%
Net Medical Transport APC	$300	$294	$6	2.0%
DSO	42	41	1	2.4%

Revenue

The increase in ambulance services revenue was primarily due to a $9.7 million increase in same service area revenue and a $1.9 million increase related to new emergency and non-emergency contracts in Kentucky and Tennessee. The new contracts in Kentucky included 3,100 transports related to our purchase of the assets of a medical transportation services provider and we anticipate providing 12,000 transports annually related to that business. Additionally, in July 2010 we were awarded a contract to provide emergency transport services in DeKalb County, Georgia, where we expect to provide 26,800 transports annually.

The increase in same service area revenue was primarily due to a $8.5 million increase in medical transport volume and a $1.7 million increase in net medical transport APC. The increase in medical transports was due to growth in non-emergency transport volume in our Georgia, Kentucky, Alabama and Southern Ohio markets related to concentrated marketing efforts to expand our non-emergency business. The increase in net medical transport APC is primarily due to changes in service level mix and rate increases.

Other services revenue growth is primarily due to increases in master fire contract revenue related to additional services performed for an industrial fire protection customer.

Payroll and employee benefits

Payroll and employee benefits was $93.4 million, or 64.9% of net revenue, for fiscal 2010, compared to $82.9 million, or 63.4% of net revenue, for the same period in the prior year. The increase was due to $2.3 million of increased health insurance expense, $1.1 million of increased workers compensation insurance expense as well as expenses related to increased transports, unit hours and annual merit increases.

Operating Expenses

Operating expenses, including general/auto liability expenses, for fiscal 2010 was $29.6 million, or 20.6% of net revenue compared to $27.6 million, or 21.1% of net revenue, for the same period in the prior year. The increase was primarily due to $1.0 million in increased general/auto liability insurance expense and less significant changes in operational expenses primarily to support new technology, increased transports and unit hour volume.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, Net Medical Transport APC and DSO):

	2010	2009	Change	% Change
Net revenue
Ambulance services	$146,598	$130,983	$15,615	11.9%
Other services	39,545	40,905	(1,360)	(3.3%)

Total net revenue	$186,143	$171,888	$14,255	8.3%

Segment profit	$29,910	$24,069	$5,841	24.3%
Segment profit margin	16.1%	14.0%
Medical transports	242,810	241,932	878	0.4%
Net Medical Transport APC	$597	$534	$63	11.8%
DSO	36	54	(18)	(33.3%)

Revenue

The increase in ambulance services revenue was primarily due to a $15.3 million increase in net medical APC and $0.5 million increase in medical transport volume. The increase in net medical transport APC was primarily due to collection rate increases as well as rate increases.

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base primarily in our southern Arizona market.

We were notified that we had not been selected as the continuing ambulance provider for the City of Peoria, Arizona effective with the expiration of our current contract on August 18, 2010. This contract accounts for approximately 8,500 emergency transports and $4.6 million of net revenue annually. The Southwest segment will be affected by the reduction of revenue related to this contract beginning with the first quarter of fiscal 2011.

Payroll and employee benefits

Payroll and employee benefits was $100.7 million, or 54.1% of net revenue for fiscal 2010, compared to $96.8 million, or 56.3% of net revenue, for fiscal 2009. The increase was primarily due to $1.4 million of increased health insurance expense, $0.9 million of increased pension expense, $0.6 million of increased workers compensation expense as well as increased expenses related to increased transports, unit hours and annual merit increases.

Operating Expenses

Operating expenses, including general/auto liability expenses increased to $43.5 million for fiscal 2010, or 23.4% of net revenue, compared to $39.8 million, or 23.2% of net revenue, for fiscal 2009. The increase was due to $1.8 million of increased vehicle and equipment and station expenses, $1.0 million in increase in general/auto liability insurance expense and $0.6 million of non-capital equipment.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, Net Medical Transport APC and DSO):

	2010	2009	Change	% Change
Net revenue
Ambulance services	$107,373	$101,276	$6,097	6.0%
Other services	486	1,382	(896)	(64.8%)

Total net revenue	$107,859	$102,658	$5,201	5.1%

Segment profit	$8,987	$5,000	$3,987	79.7%
Segment profit margin	8.3%	4.9%
Medical transports	275,087	269,610	5,477	2.0%
Net Medical Transport APC	$341	$325	$16	4.9%
DSO	55	69	(14)	(20.3%)

Revenue

The increase in ambulance services revenue was primarily due to a $5.5 million increase in same service area revenue and a $0.6 million increase related to new emergency and non-emergency contracts in Oregon. The increase in same service area revenue included a $4.4 million increase in net medical transport APC and a $1.4 million increase in medical transport volume. Medical transports increased primarily due to non-emergency transports in San Diego. The change in our same service area medical transports also includes a decrease of approximately 5,100 transports related to the discontinuation of service on an emergency contract in Orange County, Florida. The increase in net medical transport APC is primarily due to rate increases and changes in service level mix.

The decrease in other services revenue is primarily related to the discontinuation of shuttle services previously performed for a customer.

Payroll and employee benefits

Payroll and employee benefits was $61.9 million, or 57.4% of net revenue for fiscal 2010, compared to $59.6 million, or 58.1% of net revenue, for fiscal 2009. The increase was primarily due to $1.0 million of increased health insurance expense and $0.6 million in increased workers compensation expense as well as increased expenses related to increased transports, unit hours and annual merit increases.

Operating Expenses

Operating expenses, including general/auto liability expenses was $32.0 million for fiscal 2010, or 29.7% of net revenue, compared to $33.1 million, or 32.2% of net revenue, for fiscal 2009. The decrease was due to a $0.6 million decrease in general/auto liability insurance expense as well as other less significant decreases in operating expenses.

Results of Operations

Fiscal 2009 Compared To Fiscal 2008—Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2009 and 2008. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2009	% of Net Revenue	2008	% of Net Revenue	Change	% Change
Net revenue	$491,800	100.0%	$475,860	100.0%	$15,940	3.3%

Operating expenses:
Payroll and employee benefits	305,271	62.1%	294,138	61.8%	11,133	3.8%
Depreciation and amortization	14,258	2.9%	12,405	2.6%	1,853	14.9%
Other operating expenses	115,641	23.5%	115,794	24.3%	(153)	(0.1%)
General/auto liability insurance	11,649	2.4%	14,314	3.0%	(2,665)	(18.6%)
Gain on sale of assets and property insurance settlement	(536)	(0.1%)	(1,426)	(0.3%)	890	(62.4%)

Total operating expenses	446,283	90.7%	435,225	91.5%	11,058	2.5%

Operating income	45,517	9.3%	40,635	8.5%	4,882	12.0%
Interest expense	(30,843)	(6.3%)	(31,731)	(6.7%)	888	(2.8%)
Interest income	324	0.1%	374	0.1%	(50)	(13.4%)

Income from continuing operations before income taxes	14,998	3.0%	9,278	1.9%	5,720	61.7%
Income tax provision	(7,433)	(1.5%)	(4,706)	(1.0%)	(2,727)	57.9%

Income from continuing operations	7,565	1.5%	4,572	1.0%	2,993	65.5%
Income (loss) from discontinued operations, net of income taxes	(930)	(0.2%)	337	0.1%	(1,267)	#

Net income	6,635	1.3%	4,909	1.0%	1,726	35.2%
Net income attributable to noncontrolling interest	(1,609)	(0.3%)	(812)	(0.2%)	(797)	(98.2%)

Net income attributable to Rural/Metro	$5,026	1.0%	$4,097	0.9%	$929	22.7%

Income (loss) per share
Basic—
Income from continuing operations attributable to Rural/Metro	$0.24		$0.15		$0.09
Income (loss) from discontinued operations attributable to Rural/Metro	(0.04)		0.02		(0.06)

Net income attributable to Rural/Metro	$0.20		$0.17		$0.03

Diluted—
Income from continuing operations attributable to Rural/Metro	$0.24		$0.15		$0.09
Income (loss) from discontinued operations attributable to Rural/Metro	(0.04)		0.01		(0.05)

Net income attributable to Rural/Metro	$0.20		$0.16		$0.04

Average number of common shares outstanding—Basic	24,834		24,787		47

Average number of common shares outstanding—Diluted	24,915		24,952		(37)

# — Variances over 100% not displayed.

Net Revenue

The following table shows a comparison of consolidated net revenue (in thousands):

	Years Ended June 30,
	2009	2008	$ Change	% Change
Ambulance services	$417,848	$403,597	$14,251	3.5%
Other services	73,952	72,263	1,689	2.3%

Total net revenue	$491,800	$475,860	$15,940	3.3%

Ambulance Services

The increase in ambulance services revenue was primarily related to a $9.7 million increase in same service area revenue, $3.9 million from new emergency and non-emergency contracts in our Tennessee, Washington, Colorado and Oregon markets; and $1.7 million related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in the previous fiscal year. The increase in same service area revenue included $14.5 million in net medical transport APC and $0.5 million in master contract and standby revenue offset by $4.8 million of decreases in transport volume and a $1.7 million decrease in subsidy revenue. The decrease in subsidy revenue was primarily the result of two counties in our Georgia market requiring cities to contract separately for services combined with the discontinuation of an industrial EMS contract in our Southern Arizona market.

Below are two tables providing fiscal year comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Years Ended June 30,
	2009	2008	Change	% Change
Same service area medical transports	1,044,686	1,058,191	(13,505)	(1.3%)
New contract medical transports	10,446	N/A	10,446	#

Medical transports from continuing operations	1,055,132	1,058,191	(3,059)	(0.3%)

# — Variances over 100% not displayed.

The decrease in same service area medical transports was primarily related to the discontinuation of service on two emergency contracts in Tempe, Arizona and Orange County, Florida. Combined, these contracts total approximately 27,400 transports annually. Absent the discontinuation of these contracts, transport volume increased 2.4%. New contract transport growth was related to our new emergency and non-emergency contracts in our Washington, Colorado, Tennessee and Oregon markets.

	Years Ended June 30,
	2009	% of Transports	2008	% of Transports	Transport Change	% Change
Emergency medical transports	467,586	44.3%	488,276	46.1%	(20,690)	(4.2%)
Non-emergency medical transports	587,546	55.7%	569,915	53.9%	17,631	3.1%

Medical transports from continuing operations	1,055,132	100.0%	1,058,191	100.0%	(3,059)	(0.3%)

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $321.8 million and $295.9 million for fiscal 2009 and 2008, respectively. The increase of $25.9 million was the result of rate increases, changes in payer mix in certain markets, changes in service level mix, increased transport volume and the effect of a $1.7 million reserve to contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005 that was recorded in the previous fiscal year. Uncompensated care as a percentage of gross ambulance services revenue declined to 13.6% for fiscal 2009 from 14.2% in fiscal 2008. The decline in uncompensated care reflects our continued focus on billing and collections efforts.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Years Ended June 30,
	2009	% of Gross	2008	% of Gross	$ Change	% Change
Gross ambulance services revenue	$856,137	100.0%	$815,690	100.0%	$40,447	5.0%
Contractual allowances	(321,792)	(37.6%)	(295,947)	(36.3%)	(25,845)	(8.7%)
Uncompensated care	(116,497)	(13.6%)	(116,145)	(14.2%)	(352)	(0.3%)

Net ambulance services revenue	$417,848	48.8%	$403,598	49.5%	$14,250	3.5%

Net Medical Transport APC

Our net medical transport APC for fiscal 2009 was $370 compared to $354 for fiscal 2008. The 4.5% increase was primarily due to improved collections and rate increases.

Other Services

The $1.7 million increase in other services revenue was primarily due to a $2.1 million increase in master fire contract fees primarily related to the conversion of a subscription fire area to a master contract and rate increases on our specialty fire contracts offset by decreases in fire response and forestry fee revenue.

Operating Expenses

Payroll and Employee Benefits

The increase in payroll and employee benefits was due to $6.5 million of net changes in workers compensation actuarial adjustments from year to year (fiscal 2009 negative adjustment of $1.7 million compared to a positive adjustment of $4.8 million in fiscal 2008), and a $1.5 million increase in health insurance expense, offset by a $1.8 million decrease in current-year workers compensation claims expense, with the rest of the increase due to cost of living increases and higher unit hour volume.

Depreciation and Amortization

The increase in depreciation and amortization was primarily due to additional capital expenditures during the year.

Other Operating Expenses

The decrease in other operating expenses was primarily due to a $2.9 million increase in station expense offset by a $2.2 million decrease in fuel expense and a $2.1 million decrease in professional fees.

General/Auto Liability

The decrease in general/auto liability expense was primarily due to $3.1 million of decreases related to current year claims estimates and a net positive change in actuarial adjustments of $0.4 million from year to year (fiscal 2009 positive adjustment of $1.7 million compared to a fiscal 2008 positive adjustment of $1.3 million).

Gain on Sale of Assets

During fiscal 2009, we entered into additional transactions to sell certain of our previously written-off self-pay accounts receivable to an unrelated third party. The resulting gains totaled $0.6 million.

During fiscal 2008, we sold certain of our previously written-off self-pay accounts receivable to an unrelated third party. The resulting gains totaled $2.1 million, $1.7 million of which were recorded in continuing operations and $0.4 million of which were recorded in discontinued operations.

Interest Expense

The decrease in interest expense was related to decreased interest on the Term Loan B due to lower balances, offset by increases related to the continued non-cash accretion of our Senior Discount Notes.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Income Tax Provision

During fiscal 2009, we recorded a $7.4 million income tax provision related to continuing operations, resulting in an effective rate of 49.6% of pre-tax income. During fiscal 2008, we recorded a $4.7 million income tax provision related to continuing operations, resulting in an effective rate of 50.7% of pre-tax income. The effective rate differed from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate included a reduction related to pretax income that was attributable to the minority interest in our joint venture with the City of San Diego. See Note 12 to our Consolidated Financial Statements filed with this Annual Report on Form 10-K for a full reconciliation of differences from the statutory federal tax rate.

The income tax provision for fiscal 2009 reflects a $1.0 million benefit for wage tax credits related to our participation in Federal and state wage tax incentive programs in the state of New York from 2002 through 2008. The income tax provision for fiscal 2009 also reflects a $0.4 million benefit resulting from the release of valuation allowances for two states where the Company determined that realization of these deferred tax assets is more likely than not.

The continuing operations tax provision for fiscal 2009 and fiscal 2008 included deferred income tax expense of $8.1 million and $3.3 million, respectively. The deferred income tax expense results primarily from utilization of tax benefits, primarily related to net operating loss carryforwards generated in prior years, and did not require a current cash payment.

As of June 30, 2009, we maintained a valuation allowance of $7.5 million against deferred tax assets related to state net operating loss carryforwards that we do not believe will be realized.

Discontinued Operations

During fiscal 2010, we exited fire protection contracts in Florida and Wisconsin and ambulance services contracts in Utah and Georgia. The financial results of these service areas are included within income (loss) from discontinued operations. The financial results for fiscal 2009 and 2008 were recast to reflect the operations classified as discontinued in fiscal 2010.

During fiscal 2009, we exited ambulance transportation markets in Columbus and Marion, Ohio, and Roswell, New Mexico. The financial results of these service areas are included within income (loss) from discontinued operations.

Loss from discontinued operations for fiscal 2009 was $0.9 million and included an income tax benefit of $0.5 million. The loss from discontinued operations before the income tax benefit was due primarily to $0.4 million recorded as a result of increasing our Medicare reserve contingency related to the Ohio compliance matter, a portion of which related to our former Marion, Ohio operation.

Income from discontinued operations for fiscal 2008 was $0.3 million and included an income tax provision of $0.2 million. Income from this period included a $0.6 million gain of nonrefundable fire subscription prepayments upon the termination of our contract in Queen Creek, Arizona effective January 1, 2008, and a gain of $0.4 million on the sale of self pay receivables. Those gains were partially offset by an additional pre-tax reserve of $0.7 million for a change in estimate related to a Medicaid intermediary’s review of service levels provided to certain patients in our Baltimore, Maryland and Washington DC operations, which were discontinued in fiscal 2004.

Fiscal 2009 Compared To Fiscal 2008—Segments

Overview

As of June 30, 2010, we had four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

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

Effective July 1, 2010, we realigned our reporting segments geographically and now refer to them as operating zones.

The accounting policies used in the preparation of our consolidated financial statements have been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, our measure of segment profitability is defined as income from continuing operations before depreciation and amortization, including goodwill impairment, interest expense (income), income taxes and noncontrolling interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, Net Medical Transport APC and DSO):

	2009	2008	Change	% Change
Net revenue
Ambulance services	$82,516	$79,592	$2,924	3.7%
Other services	3,895	3,837	58	1.5%

Total net revenue	$86,411	$83,429	$2,982	3.6%

Segment profit	$19,297	$16,391	$2,906	17.7%
Segment profit margin	22.3%	19.6%
Medical transports	225,157	229,525	(4,368)	(1.9%)
Net Medical Transport APC	$355	$336	$19	5.7%
DSO	47	58	(11)	(19.0%)

Revenue

The increase in ambulance services revenue was due to $4.4 million of increases in net medical transport APC, offset by $1.5 million of decreases related to medical transport volume. The decrease in medical transports primarily reflected competitive pressure in our non-emergency markets. The net medical transport APC increased due to rate increases and collection rate increases.

Payroll and employee benefits

Payroll and employee benefits was $45.5 million, or 52.7% of net revenue for fiscal 2009, compared to $43.4 million, or 52.0% of net revenue, for fiscal 2008. The $2.1 million increase was primarily due to a $1.0 million increase in worker’s compensation expense, and $0.5 million increase in health insurance expense, with the remainder of the increase related to changes in cost-of-living adjustments, unit hours and training.

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

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, Net Medical Transport APC and DSO):

	2009	2008	Change	% Change
Net revenue
Ambulance services	$103,073	$90,217	$12,856	14.3%
Other services	27,770	26,286	1,484	5.6%

Total net revenue	$130,843	$116,503	$14,340	12.3%

Segment profit	$11,409	$10,549	$860	8.2%
Segment profit margin	8.7%	9.1%
Medical transports	318,433	285,087	33,346	11.7%
Net Medical Transport APC	$294	$280	$14	5.0%
DSO	41	37	4	10.8%

Revenue

The increase in ambulance services revenue was due to a $10.0 million increase in same service area revenue, a $2.0 million increase related to new contract revenue in Tennessee and a $1.7 million increase related to a reserve for contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 and 2005 that was recorded in fiscal 2008. The same service area revenue increase included $8.0 million in medical transport volume and $2.1 million in net medical APC offset by a $1.0 million decrease in subsidy revenue. The decrease in subsidy revenue was a result of two counties in our Georgia market requiring cities to contract separately for service. The increase in net medical transport APC was due to rate increases and changes in service level mix. The increase in medical transports was due to growth in non-emergency transport volume in our Tennessee (including those generated from the new contract mentioned above), Alabama, Georgia and Kentucky markets as a result of concentrated marketing efforts to expand our non-emergency business. The increase in wheelchair transports resulted from providing a full complement of services in our Tennessee and Alabama markets.

Other services revenue increased $1.5 million due to increases in fire services revenue. The increase included $0.9 million related to fire subscription revenue and $0.6 million related to rate increases on our specialty fire contracts.

Payroll and employee benefits

Payroll and employee benefits was $82.9 million, or 63.4% of net revenue, for fiscal 2009, compared to $72.3 million, or 62.1% of net revenue, for the same period in the prior year. The $10.6 million increase was due to a $1.6 million increase in health insurance expense and a $1.4 million increase in workers compensation expense, with the remainder of the increase related to changes in cost-of-living adjustments, unit hours and training.

Operating Expenses

Operating expenses, including general/auto liability expenses, for fiscal 2009 was $27.6 million, or 21.1% of net revenue compared to $24.4 million, or 20.9% of net revenue, for the same period in the prior year. The $3.2 million increase was primarily due to $1.6 million of increases in vehicle and equipment expense primarily related to increased transport volume, $1.3 million increase in station expense and $0.4 million related to a Medicare reserve contingency for the Ohio compliance matter.

In addition, corporate overhead allocations decreased, primarily due to decreased professional fees.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, Net Medical Transport APC and DSO):

	2009	2008	Change	% Change
Net revenue
Ambulance services	$130,983	$133,506	$(2,523)	(1.9%)
Other services	40,905	40,794	111	0.3%

Total net revenue	$171,888	$174,300	$(2,412)	(1.4%)

Segment profit	$24,069	$22,307	$1,762	7.9%
Segment profit margin	14.0%	12.8%
Medical transports	241,932	255,521	(13,589)	(5.3%)
Net Medical Transport APC	$534	$513	$21	4.1%
DSO	54	70	(16)	(22.9%)

Revenue

The decrease in ambulance services revenue was primarily due to a $7.0 million decrease related to medical transport volume and a $0.8 million decrease in subsidy revenue related to the discontinuation of an industrial EMS contract in our Southern Arizona market, offset by $5.1 million of increases in net medical transport APC. Medical transports decreased primarily due to the discontinuation of service on an emergency contract in Tempe, Arizona, which had approximately 7,700 transports annually combined with transport volume decreases in the emergency sector due to fewer temporary residents and leisure travelers. The increase in net medical transport APC was primarily due to rate increases and collection rate increases.

Other services revenue remained consistent with the prior year, with increased master fire contract revenue being offset by decreases in fire subscription and fire and forestry fee revenue.

Payroll and employee benefits

Payroll and employee benefits was $96.8 million, or 56.3% of net revenue for fiscal 2009, compared to $98.4 million, or 56.5% of net revenue, for fiscal 2008. The $1.6 million decrease was due to a $1.5 million increase in workers compensation expense and a $0.7 million increase in health insurance expense, offset by changes in cost-of-living adjustments, unit hours and training.

Operating Expenses

Operating expenses, including general/auto liability expenses, was relatively consistent at $39.8 million for fiscal 2009, or 23.2% of net revenue, compared to $40.0 million, or 22.9% of net revenue, for the same period in the prior year. The current year included $1.5 million of decreases in vehicle and equipment expenses offset by increases of $1.3 million in other operating expenses.

In addition, corporate overhead allocations decreased, primarily due to decreased professional fees.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, Net Medical Transport APC and DSO):

	2009	2008	Change	% Change
Net revenue
Ambulance services	$101,276	$100,282	$994	1.0%
Other services	1,382	1,346	36	2.7%

Total net revenue	$102,658	$101,628	$1,030	1.0%

Segment profit	$5,000	$3,793	$1,207	31.8%
Segment profit margin	4.9%	3.8%
Medical transports	269,610	288,058	(18,448)	(6.4%)
Net Medical Transport APC	$325	$302	$23	7.6%
DSO	69	72	(3)	(4.2%)

Revenue

The increase in ambulance services revenue was primarily due to a $1.9 million increase in revenue from new emergency and non-emergency contracts in our Washington, Colorado and Oregon markets offset by a $1.4 million decrease in same service area revenue. Same service area revenue included $7.1 million related to decreased transport volume offset by a $5.7 million increase in net medical transport APC and a $0.4 million increase in master contracts. Medical transports decreased primarily due to the discontinuation of an emergency contract in Orange County, Florida, which had approximately 19,700 transports annually. This contract was not put out for RFP, and the transports related to this service area are currently serviced by the local fire department. The increase in the net medical APC was due to rate increases and increases related to service level mix and collection rate.

We notified Salt Lake City, Utah, that we would exit the market at the conclusion of our contract term in December 2009. Our decision was based on the inability during our four years in the market to secure a license to provide non-emergency ambulance services. Receiving such a license would have required a change to state law that, in our opinion, was not forthcoming. The Utah market accounted for transports and net revenue of 10,755 and $4.2 million in 2009, respectively, and 11,179 and $3.5 million in 2008, respectively. This market was reclassified to discontinued operations in the second quarter of fiscal 2010.

Payroll and employee benefits

Payroll and employee benefits was $59.6 million, or 58.1% of net revenue for fiscal 2009, compared to $57.6 million, or 56.7% of net revenue, for fiscal 2008. The $2.0 million increase was primarily due to $1.0 million of increases in workers compensation expense and $0.7 million of increases in health insurance, with the remainder of the increase related to changes in cost-of-living adjustments, unit hours and training.

Operating Expenses

Operating expenses, including general/auto liability expenses was $33.1 million for fiscal 2009, or 32.2% of net revenue, compared to $34.2 million, or 33.7% of net revenue, for fiscal 2008. The $1.1 million decrease was primarily due to a $0.5 million decrease in vehicle and equipment expenses and other less significant decreases in other operating expenses.

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

Revenue Recognition

A significant portion of our revenue is generated in the highly regulated and complex healthcare industry. Ambulance services revenue is recognized when services are provided to our patients and are recorded net of estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. We use sophisticated financial models to estimate the provisioning for both contractual allowances and uncompensated care by looking at current service levels, payer mix known at the time of transport and incorporating historical trend information by service area. The evaluation of these data points, along with our interpretation of Medicare, Medicaid and various commercial insurance provider rules and regulations is highly complicated and subjective. If our interpretation or our analysis surrounding historical data is incorrect, revenue could be overstated or understated. For fiscal 2010, a 1% change in our estimate of revenue collectability would impact the Company by $9.5 million of net revenue.

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

Goodwill

Our goodwill balances are reviewed for impairment annually (and at interim periods if events or changes in circumstances indicate that the goodwill may be impaired) using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined by a market approach based on each reporting unit’s estimated discount rate and long-term growth rate or by (or in combination with) an income approach based on discounted estimated future cash flows from each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The estimated fair value of our reporting units could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes in our market capitalization. We perform our annual impairment test as of June 30.

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

We use an actuarial model to estimate our benefit obligation and the associated pension cost. The key assumptions used in this model are the discount rate for the benefit obligation and the expected long-term rate of return on plan assets. The discount rate is derived from a model that applies the spot rates of an expected yield curve to the estimated timing and amount of future benefit payments. A 1% decrease in the discount rate would increase pension cost in the following year by $0.9 million and would increase the projected benefit obligation by $3.3 million. A 1% increase in the discount rate would decrease pension cost in the following year by $0.7 million and would decrease the projected benefit obligation by $2.4 million.

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

We have available to us, upon compliance with certain conditions, a $40.0 million Revolving Credit Facility due December 2013, less any letters of credit outstanding under the $25.0 million letter of credit sub-line. There were $24.6 million of letters of credit outstanding under the sub-line of the revolving credit facility at June 30, 2010. No other amounts were outstanding under the Revolving Credit Facility as of June 30, 2010. We anticipate renewing the letters of credit.

In addition to the scheduled principal payments, we are required to make an excess cash flow payment, as defined under our 2009 Credit Facility, of $1.9 million within 90 days of June 30, 2010. The excess cash flow payment will be applied to the principal balance of our Term Loan due 2014.

Cash Flows

The table below summarizes cash flow information for fiscal 2010, 2009 and 2008 (in thousands):

	Years Ended June 30,
	2010	2009	2008
Net cash provided by operating activities	$37,525	$52,081	$34,821
Net cash used in investing activities	(37,116)	(16,646)	(13,231)
Net cash used in financing activities	(17,289)	(14,234)	(11,864)

Operating Activities

We had working capital of $36.4 million as of June 30, 2010, including cash and cash equivalents of $20.2 million, compared to working capital of $60.7 million, including cash and cash equivalents of $37.1 million, as of June 30, 2009. The decrease in working capital is primarily related to the reclassification of $20.4 million of cash and cash equivalents as noncurrent restricted cash on the Consolidated Balance Sheets to guarantee the cash collateralized letter of credit facility. Absent the amounts related to restricted cash, working capital decreased $3.9 million, which is primarily being driven by the timing of payments on accrued liabilities.

Effective March 2010, the non-cash accretion of the 12.75% Senior Discount Notes ceased and cash interest began to accrue. The first $6.0 million semi-annual interest payment is due in September 2010.

The $17.3 million increase in cash flow from operating activities from fiscal 2008 to fiscal 2009 was attributable to a $0.9 million increase in earnings, a $9.9 million increase in non-cash expenses and $6.3 million of net cash inflows resulting in changes in operating assets and liabilities. The increase in non-cash expenses was primarily related to a $6.3 million change in insurance reserves adjustments, an increase of $1.7 million in depreciation and amortization, a $1.2 million increase in accretion of the 12.75% Senior Discount Notes, a $0.8 million increase in noncontrolling interest and a $0.2 million increase in stock-based compensation expense partially offset by a $0.3 million decrease in loss on sale of property and equipment. The net cash inflows in operating assets and liabilities was primarily due to a $9.6 million decrease in accounts receivable, a $4.2 million decrease in deferred income taxes, a $2.7 million increase in deferred revenue and a $1.0 million decrease in prepaid expenses offset by a $3.9 million decrease in other liabilities, a $2.9 million decrease in accrued liabilities, a $2.4 million change in other assets, a $0.9 million decrease in accounts payable, a $0.6 million increase in insurance deposits and a $0.4 million increase in inventory.

Investing Activities

Net cash used in investing activities for fiscal 2010 primarily reflects the use of $20.4 million for deposits of restricted cash in connection with our cash collateralized letter of credit facility and $15.5 million of capital expenditures. Capital expenditures in fiscal 2009 were $16.7 million.

The $3.4 million increase in cash used in investing activities from fiscal 2008 to fiscal 2009 was attributable to a $3.4 million increase in capital expenditures.

Financing Activities

Net cash used in financing activities for fiscal 2010 primarily reflects the use of cash for the repayment of debt and for payment of debt refinancing transaction fees partially offset by cash inflows due to borrowings under our 2009 Credit Facility. See discussion of our debt and the debt refinancing transaction in Note 11 to the consolidated financial statements filed with this Annual Report on Form 10-K. Additionally, we made $2.4 million in distributions to the City of San Diego.

The $2.3 million increase in cash used in financing activities from fiscal 2008 to fiscal 2009 was primarily due to a $2.0 million increase in principal payments under the company’s credit facility and a $0.8 million increase in distributions to noncontrolling shareholders partially offset by $0.9 million in cash paid for debt issuance costs in fiscal 2008.

2009 Credit Facility

Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), maintains senior secured credit facilities (collectively, the “2009 Credit Facility”) in an aggregate amount of up to $220.0 million, comprised of a $180.0 million Term Loan B facility due December 2014 (the “Term Loan due 2014”), a $40.0 million revolving credit facility due December 2013 (the “Revolving Credit Facility”) which includes a $25.0 million letter of credit sub-line (the “Letter of Credit Sub-line”). For a complete discussion of our 2009 Credit Facility, see Note 11 to the Consolidated Financial Statements filed with this Annual Report on Form 10-K.

Debt Covenants

The 2009 Credit Facility and Senior Discount Notes include various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro LLC, as well as quarterly and annual financial reporting obligations.

Specifically, the 2009 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including an interest expense leverage ratio, a total leverage ratio, and a senior secured leverage ratio. The 2009 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company, as a holding company, and other matters customarily restricted in such agreements. The financial covenants related to the Senior Discount Notes are similar to or less restrictive than those under the 2009 Credit Facility. We are in compliance with our covenants at June 30, 2010 and anticipate continuing compliance. The table below sets forth information regarding certain of the financial covenants under the 2009 Credit Facility.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be Achieved at
			September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Interest expense coverage ratio	> 2.00	3.58	> 2.00	> 2.00	> 2.00	> 2.00
Total leverage ratio (1)	< 5.40	4.01	< 5.20	< 5.20	< 5.00	< 4.80
Senior secured leverage ratio (1)	< 3.55	2.64	< 3.35	< 3.35	< 3.20	< 3.10
Capital expenditure (2)	< $23.0 million	$15.5 million	N/A	N/A	N/A	< $23.5 million

(1)	Calculated using a Term Loan due 2014 balance of $179.1 million. See discussion in Note 11 to the Consolidated Financial Statements filed with this Annual Report on Form 10-K.
(2)	Measured annually at June 30.

Contractual Obligations and Other Commitments

We have certain contractual obligations related to our debt instruments and lease obligations that come due at various times over the periods presented below. In addition we have other commitments in the form of standby letters of credit and performance bonds. The following table illustrates the expiration of our contractual obligations as well as other commitments as of June 30, 2010 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
12.75% Senior Discount Notes due March 2016	$93,500	$—	$—	$—	$93,500
Term Loan due December 2014	179,100	7,268	18,000	153,832	—
Interest payments (1)	123,964	26,133	50,117	39,303	8,411
Purchase obligations	7,035	3,559	1,872	1,604	—
Operating leases	66,391	13,025	21,061	15,760	16,545
Other debt obligations	652	207	393	52	—

Total contractual cash obligations	$470,642	$50,192	$91,443	$210,551	$118,456

Other Commitments	Amount of Commitment Expiration By Period
Letters of Credit	$44,669	$44,669	$—	$—	$—

Performance bonds	$8,582	$8,582	$—	$—	$—

(1)	Calculated using stated coupon rates for fixed rate debt and interest rates applicable at June 30, 2010 for variable rate debt.

In addition, as of June 30, 2010, we had $5.1 million of income taxes payable related to uncertain tax positions. We do not expect to make cash payments related to this liability during the next twelve months. Beyond the next twelve months, timing of cash payments are uncertain and therefore no such payments are reflected in the above table.

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

Interest Rates

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Current amounts outstanding under our Term Loan due 2014 and the 2009 Revolving Credit Facility bear interest at LIBOR plus 5.00% (subject to a LIBOR floor of 2.00%) or, at Rural/Metro, LLC’s option, the Alternate Base Rate plus 4.00%. Due to the 2.00% floor in LIBOR rate, our interest expense will not increase with an increase in LIBOR until LIBOR exceeds 2.00%. Based on amounts outstanding under our 2009 Credit Facility at June 30, 2010, a 1% increase in the LIBOR rate over 2.00% would increase our interest expense on an annual basis by approximately $1.8 million. If LIBOR exceeds 3.00%, our interest rate cap effectively hedges any rate increase above 3.00% for its notional amount of $60.0 million. For the remainder of the Term Loan due 2014, for a 1% increase in LIBOR over 3%, interest expense would increase by $1.2 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into additional hedging transactions, such as interest rate swap or cap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at June 30, 2010.

Fuel Costs

Changes in the price of diesel fuel can have a material effect on our costs, and we are subject to inflationary pressure principally associated in recent periods with rapid increases in diesel fuel for our ambulances. More than 58% of our ambulance transport revenue for fiscal 2010 was generated from government-funded programs such as Medicare and Medicaid, which do not automatically allow us to offset inflationary cost increases with rate increases. Although we have been successful in offsetting some inflationary fuel costs through operating efficiencies and successfully negotiating rate increases under some of our contracts with third-party insurance payers, there is no assurance that we will be able to offset future increases in fuel costs through similar efficiencies or rate increases. A $1 per gallon increase in the price of diesel fuel would increase our annual fuel expense by approximately $4.2 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rural/Metro Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of changes in stockholder’s equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Rural/Metro Corporation and its subsidiaries at June 30, 2010 and June 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in the year ended 2008.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in the year ended 2010.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, AZ

September 8, 2010

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,228	$37,108
Accounts receivable, net	63,581	64,355
Inventories	8,001	8,535
Deferred income taxes	23,737	25,032
Prepaid expenses and other	7,907	19,895

Total current assets	123,454	154,925
Property and equipment, net	50,670	49,096
Goodwill	36,516	37,700
Restricted cash	20,376	—
Deferred income taxes	41,538	41,678
Other assets	15,908	11,556

Total assets	$288,462	$294,955

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$12,914	$14,883
Accrued liabilities	48,290	57,588
Deferred revenue	21,244	21,585
Current portion of long-term debt	6,436	199

Total current liabilities	88,884	94,255
Long-term debt, net of current portion	262,606	277,110
Other liabilities	38,130	28,497

Total liabilities	389,620	399,862

Commitments and contingencies (Note 18)
Rural/Metro stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,254,713 and 24,852,726 shares issued and outstanding at June 30, 2010 and 2009, respectively	252	248
Additional paid-in capital	156,748	155,187
Treasury stock, 96,246 shares at both June 30, 2010 and 2009	(1,239)	(1,239)
Accumulated other comprehensive loss	(3,782)	(2,597)
Accumulated deficit	(254,823)	(258,331)

Total Rural/Metro stockholders’ deficit	(102,844)	(106,732)
Noncontrolling interest	1,686	1,825

Total deficit	(101,158)	(104,907)

Total liabilities and deficit	$288,462	$294,955

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2010	2009	2008
Net revenue	$530,754	$491,800	$475,860

Operating expenses:
Payroll and employee benefits	324,748	305,271	294,138
Depreciation and amortization	15,982	14,258	12,405
Other operating expenses	121,891	115,641	115,794
General/auto liability insurance expense	13,902	11,649	14,314
Goodwill impairment	1,184	—	—
Gain on sale of assets and property insurance settlement	(623)	(536)	(1,426)

Total operating expenses	477,084	446,283	435,225

Operating income	53,670	45,517	40,635
Interest expense	(29,096)	(30,843)	(31,731)
Interest income	235	324	374
Loss on debt extinguishment	(14,154)	—	—

Income from continuing operations before income taxes	10,655	14,998	9,278
Income tax provision	(4,395)	(7,433)	(4,706)

Income from continuing operations	6,260	7,565	4,572
Income (loss) from discontinued operations, net of income taxes	(491)	(930)	337

Net income	5,769	6,635	4,909
Net income attributable to noncontrolling interest	(2,261)	(1,609)	(812)

Net income attributable to Rural/Metro	$3,508	$5,026	$4,097

Income (loss) per share
Basic—
Income from continuing operations attributable to Rural/Metro	$0.16	$0.24	$0.15
Income (loss) from discontinued operations attributable to Rural/Metro	(0.02)	(0.04)	0.02

Net income attributable to Rural/Metro	$0.14	$0.20	$0.17

Diluted—
Income from continuing operations attributable to Rural/Metro	$0.16	$0.24	$0.15
Income (loss) from discontinued operations attributable to Rural/Metro	(0.02)	(0.04)	0.01

Net income attributable to Rural/Metro	$0.14	$0.20	$0.16

Average number of common shares outstanding—Basic	25,106	24,834	24,787

Average number of common shares outstanding—Diluted	25,351	24,915	24,952

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit							Noncontrolling Interest	Total
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit
Balance at June 30, 2007	24,737,726	$247	$154,777	$(1,239)	$(254,628)	$294	$(100,549)	$2,104	$(98,445)
Adjustment due to adoption of uncertain tax position guidance (Note 12)	—	—	—	—	(12,826)	—	(12,826)	—	(12,826)
Share-based compensation expense	—	—	12	—	—	—	12	—	12
Net common stock issued under share-based compensation plans	85,000	1	57	—	—	—	58	—	58
Excess tax benefit from share-based compensation	—	—	72	—	—	—	72	—	72
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(950)	(950)
Comprehensive income (loss), net of tax:
Net income	—	—	—	—	4,097	—	4,097	812	4,909
Other comprehensive loss, net of tax Defined benefit pension plan:
Net prior service cost	—	—	—	—	—	(437)	(437)	—	(437)
Net loss	—	—	—	—	—	(296)	(296)	—	(296)

Other comprehensive loss							(733)	—	(733)

Comprehensive income							3,364	812	4,176

Balance at June 30, 2008	24,822,726	$248	$154,918	$(1,239)	$(263,357)	$(439)	$(109,869)	$1,966	$(107,903)
Share-based compensation expense	—	—	241	—	—	—	241	—	241
Net common stock issued under share-based compensation plans	30,000	—	19	—	—	—	19	—	19
Excess tax benefit from share-based compensation	—	—	9	—	—	—	9	—	9
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(1,750)	(1,750)
Comprehensive income (loss), net of tax:
Net income	—	—	—	—	5,026	—	5,026	1,609	6,635
Other comprehensive loss, net of tax Defined benefit pension plan:
Amortization of prior service cost	—	—	—	—	—	40	40	—	40
Net loss	—	—	—	—	—	(2,198)	(2,198)	—	(2,198)

Other comprehensive loss							(2,158)	—	(2,158)

Comprehensive income							2,868	1,609	4,477

Balance at June 30, 2009	24,852,726	$248	$155,187	$(1,239)	$(258,331)	$(2,597)	$(106,732)	$1,825	$(104,907)
Share-based compensation expense	—	—	545	—	—	—	545	—	545
Net common stock issued under share-based compensation plans	401,987	4	433	—	—	—	437	—	437
Excess tax benefit from share-based compensation	—	—	583	—	—	—	583	—	583
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(2,400)	(2,400)
Comprehensive income (loss), net of tax:
Net income	—	—	—	—	3,508	—	3,508	2,261	5,769
Other comprehensive loss, net of tax Change in fair value of interest rate hedge	—	—	—	—	—	(397)	(397)	—	(397)
Defined benefit pension plan:
Amortization of prior service cost	—	—	—	—	—	40	40	—	40
Amortization of net loss	—	—	—	—	—	158	158	—	158
Net loss	—	—	—	—	—	(986)	(986)	—	(986)

Other comprehensive loss							(1,185)	—	(1,185)

Comprehensive income							2,323	2,261	4,584

Balance at June 30, 2010	25,254,713	$252	$156,748	$(1,239)	$(254,823)	$(3,782)	$(102,844)	$1,686	$(101,158)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$5,769	$6,635	$4,909
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	16,102	14,697	12,983
Non-cash adjustments to insurance claims reserves	2,517	(4)	(6,260)
Accretion of 12.75% Senior Discount Notes	7,769	9,968	8,809
Accretion of Term Loan due 2014	586	—	—
Deferred income taxes	2,647	7,622	3,493
Excess tax benefits from share-based compensation	(583)	(9)	(72)
Amortization of debt issuance costs	1,577	2,089	2,105
Non-cash loss on debt extinguishment	2,345	—	—
Loss on disposal of property and equipment and proceeds from property insurance settlement	(67)	76	288
Goodwill impairment	1,184	—	—
Share-based compensation expense	545	241	12
Items expensed related to acquisition	186	—	—
Change in assets and liabilities—
Accounts receivable	774	11,776	2,182
Inventories	552	(79)	326
Prepaid expenses and other	(1,081)	559	(422)
Other assets	(2,283)	448	3,411
Accounts payable	(2,772)	(872)	31
Accrued liabilities	3,420	221	3,106
Deferred revenue	(341)	(316)	(3,058)
Other liabilities	(1,321)	(971)	2,978

Net cash provided by operating activities	37,525	52,081	34,821

Cash flows from investing activities:
Capital expenditures	(15,488)	(16,692)	(13,327)
Cash paid for acquisition	(1,400)	—	—
Increase in restricted cash	(20,376)	—	—
Proceeds from the sale of property and equipment and property insurance settlement	148	46	96
Purchases of short-term investments	—	—	(5,000)
Sales of short-term investments	—	—	5,000

Net cash used in investing activities	(37,116)	(16,646)	(13,231)

Cash flows from financing activities:
Payments on debt and capital leases	(192,272)	(12,512)	(13,987)
Issuance of debt	178,200	—	3,800
Cash paid for debt issuance costs	(1,837)	—	(857)
Excess tax benefits from share-based compensation	583	9	72
Net proceeds from issuance of common stock under share-based compensation plans	437	19	58
Distribution of earnings to noncontrolling interest	(2,400)	(1,750)	(950)

Net cash used in financing activities	(17,289)	(14,234)	(11,864)

Increase (decrease) in cash and cash equivalents	(16,880)	21,201	9,726
Cash and cash equivalents, beginning of year	37,108	15,907	6,181

Cash and cash equivalents, end of year	$20,228	$37,108	$15,907

Supplemental disclosure of non-cash operating activities:
Increase in accumulated deficit, other liabilities and decrease in deferred income taxes upon adoption of uncertain tax position guidance	$—	$—	$12,826
(Decrease) increase in other current assets and accrued liabilities for general liability insurance claims	(5,073)	1,508	—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$1,750	$962	$892
Note payable incurred for software licenses	—	—	396
Supplemental cash flow information:
Cash paid for interest	$17,944	$19,360	$20,890
Cash paid for income taxes, net	1,353	1,181	1,748

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity; which it controls. All material intercompany accounts and transactions have been eliminated.

Fiscal Years

The Company’s fiscal year ends on June 30. Fiscal 2010, 2009 and 2008 refer to the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

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

Reclassifications and Adjustments of Financial Information

The accompanying consolidated financial statements reflect certain reclassifications for the adoption of the new accounting guidance related to noncontrolling interests as described below in Recent Accounting Pronouncements and operations that were classified as discontinued in fiscal 2010 as described in Note 20. These reclassifications have no effect on previously reported earnings per share.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2010, the Company determined that certain equipment leases were incorrectly accounted for as operating leases and certain capital costs were improperly recognized as operating expenses. The Company assessed the materiality of these errors on prior periods’ consolidated financial statements and on each quarter of fiscal 2010 in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that these errors were not material to any such periods. The cumulative effect of the errors was recorded as an adjustment in the fourth quarter of 2010. The effect of these adjustments to the Consolidated Statement of Operations for the quarter ended June 30, 2010 was to decrease operating expenses by $0.3 million, to increase interest expense by $0.1 million and to decrease net income by $0.1 million. The adjustment did not impact income (loss) from discontinued operations. The effect of these adjustments to the Statement of Cash Flows for the quarter ended June 30, 2010 was to decrease cash provided by operating activities by $0.5 million, to increase cash used in investing activities by $0.3 million, and to increase cash used in financing activities by $0.2 million.

Net Revenue

Ambulance services revenue is recognized when services are provided and are recorded net of estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. Such contractual allowances applicable to continuing operations totaled $370.9 million, $321.8 million and $295.9 million in fiscal 2010, 2009 and 2008, respectively, and estimates for uncompensated care, which totaled $123.4 million, $116.5 million and $116.1 million in fiscal 2010, 2009 and 2008, respectively, are reflected as reductions to revenue in the accompanying Consolidated Statement of Operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents. Under the Company’s cash management practices, outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s bank accounts to cover the outstanding amount and a legally enforceable right of offset exists. Where there is no legally enforceable right of offset against cash balances and a form of overdraft protection does not exist, outstanding checks are classified as accounts payable within the Consolidated Balance Sheets and the change in the related balances is reflected in operating activities on the Consolidated Statement of Cash Flows. There were no overdraft balances included in accounts payable in the Company’s Consolidated Balance Sheets as of June 30, 2010 and 2009.

Restricted Cash

The Company classifies cash and cash equivalents which are restricted for use by contractual obligations or the Company’s intentions as restricted cash. The restricted cash is classified as current or noncurrent on the Company’s Consolidated Balance Sheets based on the expected timing of the expiration or termination of the contractual restriction or in the case of the Company’s intent, the expected timing of the use of the restricted cash. The Company classifies changes in restricted cash on its Consolidated Statements of Cash Flows as an

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investing activity due to the restricted cash placement in interest-bearing accounts or certificates of deposit. Refer to Note 11 for a further discussion of restricted cash transactions.

Allowance for Uncompensated Care

Accounts receivable represent amounts due from customers and are recorded at the time that the Company’s services are provided. Accounts receivable balances are presented net of both estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and estimates for uncompensated care. Estimates for uncompensated care are based on historical collection trends, credit risk assessments applicable to certain types of payers and other relevant information. Accounts receivable are written-off against the allowance for uncompensated care when the Company has determined the balance will not be collected. A summary of activity in the Company’s allowance for uncompensated care during fiscal 2010, 2009 and 2008 is as follows (in thousands):

	As of June 30,
	2010	2009	2008
Balance at beginning of year	$51,691	$80,737	$75,429
Provision for uncompensated care—continuing operations	123,573	116,353	116,239
Provision for uncompensated care—discontinued operations	1,968	3,611	5,281
Write-off of uncollectible accounts	(119,228)	(149,010)	(116,212)

Balance at end of year	$58,004	$51,691	$80,737

Inventories

Inventories, which consist of medical and fleet supplies, are stated at the lower of cost or market value. Cost is determined on a first in, first-out basis.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and is depreciated over the estimated useful lives using the straight-line method. Equipment and vehicles are depreciated over three to twelve years and buildings are depreciated over ten to thirty years. Leasehold improvements are capitalized and depreciated using the straight-line method over the shorter of the contractual lease terms or the estimated useful lives. Depreciation expense from continuing operations was $15.8 million, $14.0 million and $12.2 million in fiscal 2010, 2009 and 2008, respectively. Maintenance and repairs which do not improve or extend the useful life of assets are expensed as incurred. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, is recognized in income as realized.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or whenever events or changes in circumstances make it likely that impairment may have occurred. The Company performs its annual goodwill two-step impairment test as of the end of its fiscal year. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets including goodwill. The fair value of a reporting unit is determined by a market approach based on each reporting unit’s estimated discount rate and long-term growth rate or by (or in combination with) an income approach based on discounted estimated future cash flows from

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and to compare it to the carrying value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The determination of fair value requires the Company to make significant judgments and estimates about future events. The estimated fair value of our reporting units could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes in the market capitalization of the Company. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. The Company evaluated the significant judgments used to determine the fair value of each reporting unit, both individually and in the aggregate and concluded they are reasonable.

Based on the results of the impairment test performed as of June 30, 2010, the Company determined that goodwill related to a reporting unit in the South reporting segment was partially impaired and recorded a loss of $1.2 million. For details on the fiscal 2010 impairment, refer to Note 5.

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

The Company measures and records tax contingency accruals in accordance with accounting principles generally accepted in the United States (“GAAP”) which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold may be recognized or continue to be recognized.

Derivatives and Hedging

The Company may utilize derivative financial instruments to reduce its exposure to certain market risks such as interest rate risk and fuel price risk. All derivative instruments are recognized on the Company’s Consolidated Balance Sheet at fair value. The Company formally documents all derivative instruments designated as hedging

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments. The effective portion of the gain or loss on derivative instruments designated as cash flow hedges is recorded in other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Other gains or losses on derivative instruments are recognized in current earnings. Refer to Note 10 for a detailed discussion of derivative instruments.

Earnings per Share

Basic earnings per common share is computed by dividing income attributable to Rural/Metro applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, stock appreciation rights and restricted stock units.

Share-based Compensation

Share-based compensation expense is based on the grant-date fair value of the share-based award and the estimated number of awards that are expected to vest. That expense is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance. The Company adopted the ASU in the third quarter of fiscal 2010. The adoption did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity, which are effective for interim reporting periods for fiscal years beginning after December 15, 2010. Accordingly, the Company adopted the ASU in the third quarter of fiscal 2010, except for the disclosures for Level 3 activity which are not yet required. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company does not expect that the adoption of the Level 3 activity disclosures will have a material impact on its consolidated financial statements and related disclosures. See Note 3 for a discussion of the fair value of the Company’s assets and liabilities.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends ASC 810, Consolidation to include the new guidance issued in August 2009 that changes the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”). The ASU changes the approach to determining the primary beneficiary of a VIE and requires entities to more frequently assess whether they must consolidate VIEs. The ASU is effective for annual periods beginning after November 15, 2009. Accordingly, the Company will adopt the ASU in fiscal 2011. The Company does not expect the adoption of the ASU to have a material effect on its consolidated financial statements and related disclosures.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2008, the FASB issued a staff position that provides additional guidance regarding annual disclosures about plan assets of defined benefit pension or other postretirement plans. The additional guidance is codified under ASC 715-20-65. This additional guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. Accordingly, the Company has adopted the guidance in fiscal 2010. The Company’s adoption of the new guidance did not have a material effect on its consolidated financial statements and the Company has made the required disclosures.

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

In December 2007, the FASB issued new guidance that establishes accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The new guidance is codified under ASC 810-10-65. The new guidance, which was effective for the Company on July 1, 2009, was applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The accompanying consolidated financial statements reflect the required changes in presentation as described in the preceding sentence.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(2)	Fair Value Measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•

Level 2: Observable inputs other than quoted prices substantiated by market data and observable, either directly or indirectly for the asset or liability. This includes quoted prices for similar assets or liabilities in active markets.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following are the fair values as of June 30, 2010 of the Company’s assets recorded at fair value (in thousands):

	Total Recorded at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$20,228	$20,228	$—	$—
Restricted cash (2)	20,376	20,376	—	—
Interest rate cap (3)	238	—	238	—

Total assets measured at fair value	$40,842	$40,604	$238	$—

(1)	Cash and cash equivalents include bank deposits and money market accounts.
(2)	At June 30, 2010, restricted cash consisted of certificates of deposit of various maturities. See Note 11 for details on restricted cash.
(3)	The fair value of the interest rate cap at June 30, 2010 was based on quoted prices for similar instruments in active markets. See Note 10 for details on the interest rate cap.

The carrying values of accounts receivable, accounts payable, accrued liabilities and other liabilities approximate the related fair values due to the short-term maturities of these assets and liabilities.

The following is a comparison of the fair value and recorded value of the Company’s long-term debt (in thousands):

	As of June 30,
	2010		2009
	Fair Value	Recorded Value	Fair Value	Recorded Value
Term Loan due December 2014 (1)	$179,100	$174,890	$—	$—
12.75% Senior Discount Notes due March 2016 (2)	99,110	93,500	67,320	85,731
Term Loan B due March 2011 (3)	—	—	64,680	66,000
9.875% Senior Subordinated Notes due March 2015 (4)	—	—	111,250	125,000

(1)	The fair value of the Term Loan due December 2014 as of June 30, 2010 was based on the quoted ask price for the loan (Level 2).

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The fair value of the Senior Discount Notes was determined using reported market transaction prices closest to June 30, 2010 and 2009 (Level 2).
(3)	The fair value of the Term Loan B as of June 30, 2009 was based on the quoted ask price for the loan (Level 2).
(4)	The fair value of the Senior Subordinated Notes was determined using reported market transaction prices closest to June 30, 2009 (Level 2).

(3)	Sale of Accounts Receivable

The Company has entered into transactions to sell certain of its previously written-off self pay accounts receivables to an unrelated third party. The Company accounted for each transaction as a sale. The resulting gains were equal to proceeds received because the Company had previously removed the receivables from the balance sheet upon concluding they would not be collected.

The following table shows gains recognized on sale of accounts receivable (in thousands):

	Years ended June 30,
	2010	2009	2008
Continuing operations	$552	$610	$1,703
Discontinued operations	19	33	351

Total gains recognized	$571	$643	$2,054

The gains associated with the Company’s continuing operations are included within gain on sale of assets and property insurance settlement in the Consolidated Statement of Operations. The gains associated with the Company’s discontinued operations are included within income (loss) from discontinued operations. The proceeds received in connection with these transactions are a component of cash provided by operating activities in the Consolidated Statements of Cash Flows.

(4)	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of June 30,
	2010	2009
Equipment	$75,026	$67,716
Vehicles	98,654	94,179
Land and buildings	16,540	16,389
Leasehold improvements	5,784	5,718

	196,004	184,002
Less: Accumulated depreciation	(145,334)	(134,906)

	$50,670	$49,096

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Goodwill

The following table presents changes in the carrying amount of goodwill during fiscal 2010 and 2009 by segment (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Balance at June 30, 2008
Goodwill	10,281	2,187	25,073	159	37,700
Accumulated impairment losses	—	—	—	—	—

Goodwill, net	10,281	2,187	25,073	159	37,700

Impairment losses	—	—	—	—	—

Balance at June 30, 2009
Goodwill	10,281	2,187	25,073	159	37,700
Accumulated impairment losses	—	—	—	—	—

Goodwill, net	10,281	2,187	25,073	159	37,700

Impairment losses	—	(1,184)	—	—	(1,184)

Balance at June 30, 2010
Goodwill	10,281	2,187	25,073	159	37,700
Accumulated impairment losses	—	(1,184)	—	—	(1,184)

Goodwill, net	$10,281	$1,003	$25,073	$159	$36,516

As described in Note 1, the Company performs an annual evaluation of goodwill for impairment in a two-step test. The results of the first step of the test performed for fiscal 2010 indicated that the goodwill associated with one of the nine reporting units was potentially impaired. The Company then performed the second step of the impairment test for this reporting unit. Goodwill related to this reporting unit prior to the impairment test totaled $2.2 million. The fair value of the reporting unit was estimated based on discounted cash flow methodologies, which showed that the carrying value of the net assets of the reporting unit exceeded the estimated fair value. The decline in the fair value of the reporting unit is primarily due to a trend in declining profitability and a planned future change in utilization of existing resources in this reporting unit. As a result, a goodwill impairment of $1.2 million was recorded. The Company will continue to monitor the performance of this reporting unit to determine if any interim review of the remaining goodwill is warranted. The results of the first step of the test did not indicate that any of the other reporting units were at risk of impairment.

(6)	Other Assets

Other assets consist of the following (in thousands):

	As of June 30,
	2010	2009
Receivables from insurers (see Note 9)	$9,081	$2,758
Debt issuance costs (see Note 11)	4,859	5,930
Deposits	1,004	1,935
Intangible assets, net	726	550
Interest rate cap (see Note 10)	238	—
Retention bonus	—	383

Total other assets	$15,908	$11,556

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the net carrying amount of intangible assets are as follows (in thousands):

	As of June 30,
	2010	2009
Balance at beginning of year	$550	$764
Amortization	(330)	(214)
Additions	506	—

Balance at end of year	$726	$550

The carrying amounts of intangible assets as of June 30, 2010 and 2009 are as follows (in thousands):

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived certificate of need	$382	$—	$382
Non-compete agreements	1,525	1,287	238
Service area contracts	99	6	93
Other	30	17	13

Total	$2,036	$1,310	$726

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement	$1,500	$964	$536
Other	30	16	14

Total	$1,530	$980	$550

In April 2010, the Company purchased the assets of a medical transportation services provider in Kentucky. The assets purchased included a certificate of need with a fair value of $0.4 million and service area contracts with a total fair value of $0.1 million. The certificate of need has been deemed an indefinite-lived intangible asset due to the automatic renewal process for it. The service area contracts are being amortized over the life of the agreements including assumed renewals.

During fiscal 2005, the Company capitalized $1.5 million related to a non-compete agreement with its former Chief Executive Officer (“CEO”) which is being amortized on a straight-line basis, adjusted for termination provisions, over the seven year term of the agreement which ends in fiscal 2011. The unamortized balance as of June 30, 2010 was $0.2 million.

During fiscal 2005, the Company entered into an employment agreement with its former CEO, under which the former CEO was paid a retention bonus which was subject to repayment through December 2010 should the Company terminate his employment with cause or should the former CEO terminate his employment without good reason. The former CEO terminated his employment without good reason in January 2010 and repaid $0.3 million of the retention bonus.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the expected amortization of intangible assets for each of the fiscal years ending June 30 (in thousands):

2011	$244
2012	29
2013	29
2014	29
2015	5
Thereafter	8

$344

(7)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of June 30,
	2010	2009
Accrued employee benefits	$12,770	$13,665
Accrued payroll and taxes	9,845	8,248
Workers’ compensation related liabilities (see Note 9)	6,232	5,460
Accrued interest	5,604	4,476
General/auto liability related liabilities (see Note 9)	4,530	17,596
Severance	817	1,060
Other	8,492	7,083

Total accrued liabilities	$48,290	$57,588

(8)	Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30,
	2010	2009
General/auto liability related liabilities (see Note 9)	$18,690	$11,659
Workers’ compensation related liabilities (see Note 9)	9,184	7,443
Income taxes payable	5,103	5,240
Deferred rent	2,224	2,191
Net pension benefit liability (see Note 16)	1,700	656
Deferred revenue	1,202	1,308
Other	27	—

Total other liabilities	$38,130	$28,497

(9)	General/Auto Liability and Workers’ Compensation Insurance Programs

The Company carries a broad range of insurance policies, including general/auto liability, workers’ compensation, property, professional and other lines of coverage in order to minimize the risk of loss due to accident, injury, automobile and professional liability claims resulting from our operations, and to comply with certain legal and contractual requirements,.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, the Company’s general/auto liability and workers’ compensation insurers require the Company to post collateral to support future expected claim payments. The Company has provided letters of credit as collateral to support retention limits. These letters of credit, issued primarily under the Credit Facility and discussed in Note 11 to the Consolidated Financial Statements, totaled $44.7 million and $42.2 million as of June 30, 2010 and 2009, respectively.

General/Auto Liability

A summary of activity in the Company’s general/auto liability claim reserves and related receivable from insurers is as follows (in thousands):

	Gross Claim Reserves	Receivables from Insurers	Net General/ Auto Related Liabilities
Balance June 30, 2008	$29,661	$14,524	$15,137
Provision charged to general/auto liability insurance	5,290	—	5,290
Claim payments	(4,706)	—	(4,706)
Actuarial adjustment	(2,498)	(775)	(1,723)
Increase in estimated recoverable claims	1,508	1,508	—

Balance June 30, 2009	29,255	15,257	13,998
Provision charged to general/auto liability insurance	6,827	—	6,827
Claim payments	(5,207)	—	(5,207)
Actuarial adjustment	(2,582)	(1,290)	(1,292)
Decrease in estimated recoverable claims	(5,073)	(5,073)	—

Balance June 30, 2010	$23,220	$8,894	$14,326

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The classification of general/auto liability related amounts in the consolidated balance sheets as of June 30, 2010 and 2009 is as follows (in thousands):

	As of June 30,
	2010	2009
Receivables from insurers included in prepaid expenses and other	$—	$13,074
Receivables from insurers included in other assets	8,894	2,183

Total general/auto liability related assets	8,894	15,257

Claims reserves included in accrued liabilities	4,530	17,596
Claims reserves included in other liabilities	18,690	11,659

Total general/auto liability related liabilities	23,220	29,255

Net general/auto liability related liabilities	$14,326	$13,998

In 2004, an individual filed suit against the Company for injuries that were allegedly sustained as a result of negligence on the part of the Company. In 2007, a jury awarded the plaintiff compensatory damages of $12.1 million. The Company filed a motion to appeal. The Company is covered under an automobile liability insurance program and maintains excess insurance with coverage limits in excess of the award, for the related policy year. In December 2009, the appeal was denied and the claim was paid by the Company’s insurance carriers. The Company had recorded a liability and an offsetting receivable representing the amount due from the insurer of $13.1 million as of June 30, 2009. This amount represented the difference between the award plus accrued interest and the self-insured deductible. The liability was classified as a component of accrued liabilities and the receivable was classified as a component of prepaid expenses and other on the consolidated balance sheet as of June 30, 2009. The accrual, including accrued interest, was reversed in the second quarter of fiscal 2010 due to the settlement described above and therefore there are no amounts recorded as of June 30, 2010 related to this case. As of June 30, 2010 and 2009, respectively, we had liabilities and offsetting receivables of $8.0 million and $13.1 million, respectively, related to outstanding claims.

Workers’ Compensation

A summary of activity in the Company’s workers’ compensation claim related reserves, deposits and premium asset/liabilities is as follows (in thousands):

	Gross Claims Reserves and Premium Liabilities	Receivables from Insurers and Deposits	Net Workers’ Compensation Related Liabilities
Balance June 30, 2008	$11,243	$2,057	$9,186
Provision charged to payroll and employee benefits	5,829	—	5,829
Claim payments	(5,899)	—	(5,899)
Actuarial adjustment	1,730	12	1,718
Decrease in estimated recoverable claims	—	(439)	439

Balance June 30, 2009	12,903	1,630	11,273
Provision charged to payroll and employee benefits	7,740	—	7,740
Claim payments	(7,756)	—	(7,756)
Actuarial adjustment	1,849	(388)	2,237
Increase in estimated recoverable claims	798	(504)	1,302
Prior year premium refund	(118)	(118)	—

Balance June 30, 2010	$15,416	$620	$14,796

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The classification of workers’ compensation related amounts in the consolidated balance sheets as of June 30, 2010 and 2009 is as follows (in thousands):

	As of June 30,
	2010	2009
Insurance deposits included in prepaid expenses and other	$137	$339
Insurance deposits included in other assets	296	716
Receivables from insurers included in other assets	187	575

Total workers’ compensation related assets	620	1,630

Claims reserves and premium liabilities included in accrued liabilities	6,232	5,460
Claims reserves included in other liabilities	9,184	7,443

Total workers’ compensation related liabilities	15,416	12,903

Net workers’ compensation related liabilities	$14,796	$11,273

The Company has a per-occurrence self-insured retention for the policy periods which cover May 2005 through April 2011. The Company’s aggregate retention limit for those periods is unlimited. For policy years prior to May 2002, policies also included a per-occurrence retention with no annual aggregate limit. For the policy periods May 2002 through May 2005, the Company purchased a first dollar coverage program with a retrospectively rated endorsement whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts.

The Company determined that the policies for the policy years ended April 30, 2003 and 2004 effectively transferred the risk of loss to the insurer. As a result, the cost applicable to those policy years consisted entirely of the related premium expense and no related claim reserves are recorded. However, the Company has recorded an estimated premium receivable/liability, based on estimates provided by an independent actuary, for subsequent premium adjustments. For these policy years as of June 30, 2010 and 2009, the Company had recorded premium liabilities of $0.5 million and $1.0 million, respectively.

For the policy year ended April 30, 2005, the Company determined that the risk of loss was not effectively transferred to the insurer. As a result, the Company recorded a deposit for amounts paid to the insurer during the policy period in excess of the identified premiums along with a corresponding insurance claim reserve. These amounts are periodically revalued as claims are paid under the policy. As of June 30, 2010 and 2009, the Company’s deposit balances for this policy year were $0.4 million and $1.1 million, respectively. As of June 30, 2010 and 2009, the claim reserves for this policy year were $1.5 million and $0.9 million, respectively.

The Company has issued a letter of credit, which totaled $2.2 million and $2.3 million as of June 30, 2010 and 2009, respectively, to cover any remaining claims on the policy periods 1992 to 2001.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 25, 2003, the Pennsylvania Insurance Department placed Legion into liquidation. In January 2003, the Commonwealth Court of Pennsylvania (the “Court”) ordered the Legion liquidator and Mutual to establish segregated trust accounts to be funded by cash deposits held by Mutual for the benefit of individual insureds, such as the Company. It is the Company’s understanding that the Legion liquidator and Mutual continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. Under Act 46, the Legion liquidator is required to first utilize the cash deposits available with Mutual before attempting to collect any amounts from the Company. Based on the information currently available, the Company believes that the amounts on deposit with Mutual are fully recoverable and will either be returned to the Company or used to pay claims on its behalf. In the event that the Company or the Legion liquidator are unable to access the funds on deposit with Mutual, the Company may be required to fund the related workers’ compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. In fiscal 2003 and 2004, the Legion liquidator ordered the Company’s TPA to forward all workers’ compensation claims related to fiscal 2002 to the state guaranty funds that will be administering these claims. Since these claims are not in the Company’s control, it may not be able to obtain current information as to the settlement of these claims and to the use of their deposits to satisfy these claims. The Company had a net receivable totaling $0.1 million and $0.5 million as of June 30, 2010 and 2009, respectively, related to this policy year.

(10)	Derivative Instruments and Hedging Activities

To reduce its exposure to interest rate risk related to its variable-rate debt, the Company entered into a three-year interest rate cap contract during the third quarter of fiscal 2010. The interest rate cap covers a notional amount of $60.0 million of the 2009 Term Loan for three years (see Note 11). The interest rate cap qualifies for hedge accounting and has been formally designated as a cash flow hedging instrument. The fair value of the instrument is reported on the Company’s Consolidated Balance Sheet. The effective portion of the gain or loss on the instrument is reported as a component of other comprehensive income and reclassified into earnings as interest income/expense in the same periods during which the hedged forecasted transactions affect earnings.

The fair value of the instrument as of June 30, 2010 was $0.2 million (see Note 2) and is reported in other assets on the Consolidated Balance Sheet. The fair value of the components of the contract that mature within twelve months is reported as prepaid expenses and other and is not significant. For fiscal 2010, a decrease in the fair value of the instrument of $0.4 million, net of income tax benefit of $0.2 million, was recognized in other comprehensive income and no amounts of accumulated other comprehensive income were reclassified into earnings. The Company expects to reclassify $43,000 of existing losses reported in accumulated other comprehensive income to interest expense within the next twelve months. The balance of the comprehensive loss in accumulated other comprehensive income as of June 30, 2010 was $0.4 million, net of income tax benefit. There was no cash flow hedge ineffectiveness for fiscal 2010.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)	Long-Term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	As of June 30,
	2010	2009
Term Loan due December 2014	$174,890	$—
12.75% Senior Discount Notes due March 2016	93,500	85,731
Term Loan B due March 2011	—	66,000
9.875% Senior Subordinated Notes due March 2015	—	125,000
Other obligations, at varying rates from 5.90% to 14.64%, due through 2013	652	578

Long-term debt	269,042	277,309
Less: Current maturities	(6,436)	(199)

Long-term debt, net of current maturities	$262,606	$277,110

Debt Maturities

Aggregate annual maturities on long-term debt as of June 30, 2010 for each of the fiscal years ending June 30 are as follows (in thousands):

2011	$7,475
2012	9,226
2013	9,167
2014	16,542
2015	137,342
Thereafter	93,500

Gross principal	273,252
Less: Term Loan due December 2014 discount	(4,210)

Total debt at June 30, 2010	$269,042

As of June 30, 2010, the Company had outstanding letters of credit which mature during the next twelve months totaling $44.6 million, of which $44.5 million support general/auto liability and workers’ compensation insurance programs. The Company anticipates renewing these letters of credit.

2009 Credit Facility

Effective December 9, 2009, the Company, through its wholly-owned subsidiary Rural/Metro Operating Company, LLC (“Rural/Metro LLC”) entered into a transaction whereby the 2005 Credit Facility was terminated. In connection with this transaction a tender offer was also made for the Senior Subordinated Notes. In order to terminate the existing debt Rural/Metro LLC entered into a new five-year $180.0 million term loan and a four-year $40.0 million revolving credit facility with a $25.0 million letter of credit sub-line (“2009 Credit Facility”). The Company and its domestic subsidiaries are guarantors of Rural/Metro LLC’s obligations under the 2009 Credit Facility. Additionally, the Company entered into a cash collateralized letter of credit facility agreement that provided $17.6 million in letters of credit secured by $17.8 million deposited in a restricted account. The Company elected to use the gross method to account for the debt refinancing. As a result of the refinancing, the Company recognized a $13.8 million loss on debt extinguishment in the Consolidated Statement of Operations. The loss on debt extinguishment was comprised of the write-off of unamortized debt issuance

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs related to the Company’s 2005 Credit Facility and the expensing of certain third-party and lender fees, offset by the capitalization of debt issuance costs on the 2009 Credit Facility. The Company called the remaining $4.0 million of Senior Subordinated Notes during the third quarter of fiscal 2010 and recognized additional loss on debt extinguishment of $0.3 million. See Senior Subordinated Notes below.

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

Term Loan due December 2014

The 2009 Credit Facility includes a $180.0 million Term Loan due in December 2014 (“Term Loan due December 2014”). The Term Loan due December 2014 bears interest at the LIBOR plus an applicable margin of 5% subject to a LIBOR floor of 2%, or at Rural/Metro LLC’s option, the Alternate Base Rate (“ABR”) as defined in the credit agreement plus an applicable margin of 4% subject to an ABR floor of 3%. In the case of the LIBOR option, whereby the contract periods may be equal to one, two, three or six months from the date of initial borrowing, interest is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. The Term Loan due December 2014 requires quarterly principal payments totaling 1% of the original Term Loan principal balance in the first year, 5% of the original Term Loan principal balance in the second through fourth years and 10% of the original Term Loan principal balance in the fifth year of the agreement. Additionally, annual principal payments equal to 50% of fiscal year-end excess cash flow, as defined in the credit agreement, are required. The required excess cash flow payments may decrease to 25% or 0% based on the total leverage ratio, as defined in the credit agreement. The Term Loan due December 2014 may be prepaid without penalty (other than payment of certain losses and expenses incurred by the lender as a result of such prepayment) at any time at the option of Rural/Metro LLC. In addition to the scheduled principal payments, the Company is required to make an excess cash flow payment, as defined under its 2009 Credit Facility, of $1.9 million within 90 days of June 30, 2010. The excess cash flow payment will be applied to the principal balance of the Term Loan due 2014.

Based on the required principal payment terms and the excess cash flow payment, $6.4 million of the Term Loan due December 2014 has been classified as current on the Consolidated Balance Sheet as of June 30, 2010.

The Company purchased an interest rate cap as a hedge for $60.0 million of the Term Loan due December 2014 as discussed in Note 10 above.

The Company capitalized $2.8 million of debt issuance costs related to the Term Loan due December 2014 which includes the transfer of $1.4 million of unamortized debt issuance costs from the 2005 Credit Facility and

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.4 million of fees incurred with third parties. The Company is amortizing those costs as interest expense over the term of the loan. Additionally, the Term Loan due December 2014 was issued at a discount of $1.8 million and $3.0 million of lender fees were also recorded as a discount, both of which are being accreted to interest expense over the term of the loan.

As of June 30, 2010, all of the outstanding Term Loan due December 2014 balance was accruing interest at 7.00% per annum under three-month LIBOR contracts.

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

As of June 30, 2010, letters of credit totaling $24.6 million were outstanding under the 2009 Revolving Credit Facility. These letters of credit primarily support the Company’s insurance deductible programs. Aside from the letters of credit issued under the facility, no other amounts were outstanding under the 2009 Revolving Credit Facility as of June 30, 2010.

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

The Company executed a collateral pledge agreement as a condition to the Cash Collateralized LC Facility. The collateral pledge agreement requires the Company to maintain on deposit an amount equal to the amount of the commitments under the Cash Collateralized LC Facility plus 1.375% for fees and cash reserves. The deposit is maintained in certificates of deposit and will be used as security in the event any of the lenders are required to make a letter of credit disbursement. As of June 30, 2010, the Company had $20.1 million in letters of credit

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding under the Cash Collateralized LC Facility and $20.4 million in restricted cash on deposit to guarantee those letters of credit. The restricted cash related to the Cash Collateralized LC Facility has been classified as a noncurrent asset on the Consolidated Balance Sheets due to the Company’s intent for the letters of credit to remain outstanding for a period greater than 12 months.

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

Term Loan B Facility

During fiscal 2010, the Company made a $10.0 million principal repayment on its Term Loan B and repaid the balance of $56.0 million in connection with its December 2009 refinancing transaction. There were no prepayment penalties or fees associated with the principal repayments under the Term Loan B (other than our reimbursement of certain losses and expenses incurred by the lender as a result of such repayment). In connection with the $10.0 million principal repayment the Company wrote-off $0.1 million of debt issuance costs. In connection with its December 2009 refinancing transaction the Company incurred third-party fees and wrote off the remaining $0.5 million of unamortized debt issuance costs, a portion of which was transferred to the 2009 Term Loan and a portion of which was expensed as loss on debt extinguishment.

The Term Loan B bore interest at LIBOR plus 3.50% per annum, based on contractual periods from one to six months in length at the option of the Company. Through December 9, 2009, when the entire balance was repaid, all of the outstanding Term Loan B balance was under LIBOR option one-month contracts accruing interest at 3.74% per annum based on the interest rate contracts in effect at that time. As of June 30, 2009, all of the outstanding Term Loan B balance was under a LIBOR one-month contract accruing interest at 3.8175% per annum.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Letter of Credit Facility was available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors as defined by the 2005 Credit Facility agreement. The Letter of Credit Facility required the Company to pay a participation fee of 3.50% plus an administrative fee of 0.15% for a total of 3.65% per annum on the total facility payable quarterly. In addition, Rural/Metro LLC was required to pay a fronting fee of 0.125% per annum on issued letters of credit payable quarterly.

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

12.75% Senior Discount Notes

In March 2005, Rural/Metro Corporation completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. While interest was accrued prior to March 15, 2010, cash interest

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments will be due beginning September 15, 2010. The Senior Discount Notes had an initial accreted value of $536.99 per $1,000 principal amount at maturity. The accreted value increased from the date of issuance until March 15, 2010 at a rate of 12.75% per annum compounded semiannually such that the accreted value equaled the principal amount at maturity of each Senior Discount Note on that date. The accreted value of the Senior Discount Notes was $93.5 million at June 30, 2010 and $85.7 million at June 30, 2009. The Senior Discount Notes have been registered under the Securities Act of 1933, as amended.

The Senior Discount Notes are unsecured senior obligations of Rural/Metro Corporation and will rank equally in right of payment with all its existing and future unsecured senior obligations and senior to its subordinated indebtedness. The Senior Discount Notes will be subordinated to the Company’s existing and future secured indebtedness, including its guarantee of the 2009 Credit Facility, to the extent of the assets securing that indebtedness. The Senior Discount Notes are not guaranteed by any of Rural/Metro Corporation’s subsidiaries and are subordinated to all obligations of Rural/Metro Corporation’s subsidiaries.

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

The Company capitalized costs totaling $2.2 million related to this issuance and is amortizing these costs to interest expense over the term of the Senior Discount Notes. Unamortized deferred financing costs related to the Senior Discount Notes were $1.1 million and $1.3 million at June 30, 2010 and 2009, respectively.

Debt Covenants

The 2009 Credit Facility and the Senior Discount Notes include various financial and non-financial covenants applicable to Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2009 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including an interest expense coverage ratio, a total leverage ratio, and a senior secured leverage ratio. The 2009 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company as a holding company, and other matters customarily restricted in such agreements. The financial covenants related to the Senior Discount Notes are similar to or less restrictive than those under the 2009 Credit Facility. The Company was in compliance with all of the applicable covenants under the 2009 Credit Facility and under the Senior Discount Notes as of June 30, 2010.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)	Income Taxes

The following table shows the components of the income tax (provision) benefit from total operations (in thousands):

	Years ended June 30,
	2010	2009	2008
Current income tax (provision) benefit	$(1,456)	$738	$(1,413)
Deferred income tax provision	(2,647)	(7,622)	(3,493)

Total income tax provision	$(4,103)	$(6,884)	$(4,906)

Continuing operations provision	$(4,395)	$(7,433)	$(4,706)
Discontinued operations (provision) benefit	292	549	(200)

Total income tax provision	$(4,103)	$(6,884)	$(4,906)

The following table shows the components of the income tax (provision) benefit applicable to continuing operations (in thousands):

	Years ended June 30,
	2010	2009	2008
Current:
Federal	$(43)	$319	$(307)
State	(1,452)	349	(1,078)

Total	(1,495)	668	(1,385)

Deferred:
Federal	(2,742)	(6,151)	(3,138)
State	(158)	(1,950)	(183)

Total	(2,900)	(8,101)	(3,321)

Total income tax provision attributable to continuing operations	$(4,395)	$(7,433)	$(4,706)

The income tax (provision) benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes as follows (in thousands):

	Years ended June 30,
	2010	2009	2008
Federal income tax provision at statutory rate	$(3,729)	$(5,249)	$(3,247)
State taxes, net of federal tax benefit	(979)	(2,330)	(1,371)
Wage tax credits	134	970	—
Change in valuation allowance	—	449	—
Disallowed interest on Senior Discount Notes	(486)	(624)	(551)
Executive compensation	448	(807)	(691)
Change in reserve estimates	(83)	(158)	1,067
Noncontrolling interest	791	563	284
Meals and entertainment	(69)	(88)	(71)
Legislative expenses	(118)	(157)	(114)
Goodwill impairment	(298)	—	—
Other, net	(6)	(2)	(12)

Total income tax provision attributable to continuing operations	$(4,395)	$(7,433)	$(4,706)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Company’s deferred tax assets and liabilities (in thousands):

	As of June 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$31,708	$33,561
Tax credit carryforwards	2,517	2,136
Insurance claim reserves	11,744	10,545
Estimate for uncompensated care	9,689	12,000
Settlements	1,847	1,433
Compensation and benefits	2,037	2,149
Deferred revenue	576	1,511
Interest expense	13,297	10,964
Joint venture interest	425	482
Other	5,123	4,138

Deferred tax assets	78,963	78,919

Deferred tax liabilities:
Accelerated depreciation and amortization	(5,542)	(4,678)

Deferred tax liabilities	(5,542)	(4,678)

Net deferred tax assets before valuation allowance	73,421	74,241
Less: valuation allowance	(8,146)	(7,531)

Net deferred tax asset	$65,275	$66,710

As of June 30, 2010, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $65.8 million, which expire in 2021-2024, and state NOL carryforwards of approximately $211.7 million, which expire in 2010-2030. The Company had minimum tax credit carryforwards of $2.0 million for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent that regular tax exceeds the alternative minimum tax in any given year. The Company also had Federal General Business Credit carryforwards of $0.5 million which expire in 2026-2029.

As required by GAAP, management assesses the recoverability of the Company’s deferred tax assets on a regular basis and records a valuation allowance for any such assets where recoverability is determined to be unlikely. The Company’s evaluation of its valuation allowance against certain state deferred tax assets resulted in a release of the valuation allowance for two states in fiscal 2009. The Company determined that realization of these deferred tax assets is more likely than not based on past results, projected future results, and the tax laws of these jurisdictions. The valuation allowance release resulted in a benefit of $0.4 million for fiscal 2009. The Company maintained a valuation allowance of $8.1 million as of June 30, 2010 for those net operating loss carryforwards that management currently expects will expire prior to utilization.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity in the Company’s valuation allowance for deferred tax assets during fiscal 2010, 2009 and 2008 is as follows (in thousands):

	As of June 30,
	2010	2009	2008
Balance at beginning of year	$7,531	$30,424	$30,846
Change in related deferred tax assets	615	(22,444)	(422)
Valuation allowance release	—	(449)	—

Balance at end of year	$8,146	$7,531	$30,424

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

The income tax provision for fiscal 2009 reflects a $1.0 million benefit for wage tax credits related to the Company’s participation in Federal and state wage tax incentive programs in the state of New York from 2002 to 2008. The income tax provision for fiscal 2010 reflects a $0.1 million benefit for wage credits earned during the year.

The Company adopted new guidance related to uncertain tax positions as of July 1, 2007. The adoption of the guidance resulted in a $12.8 million cumulative effect adjustment to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $34.1 million, $30.4 million of which would favorably impact the Company’s effective tax rate if subsequently recognized. As of June 30, 2010, the Company had unrecognized tax benefits totaling approximately $33.9 million, $30.4 million of which would favorably impact the Company’s effective tax rate if subsequently recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years ended June 30,
	2010	2009	2008
Unrecognized tax benefits balance at beginning of fiscal year	$34,099	$34,111	$34,075
Additions for tax positions taken in current periods	80	70	18
Additions for tax positions taken in prior periods	—	—	713
Reductions for tax positions taken in current periods	—	(5)	—
Reductions for tax positions taken in prior periods	(90)	(20)	(694)
Reductions for lapses of statute of limitations	(149)	(57)	(1)

Unrecognized tax benefits balance at end of fiscal year	$33,940	$34,099	$34,111

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2010 and 2009 were approximately $0.4 million and $0.5 million, respectively. Approximately $0.1 million of interest and penalties were recorded for both fiscal 2010 and 2009. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, California, Florida, Indiana, New York, Ohio and Tennessee. The Company has had NOLs in various years for Federal purposes and for many states. The statute of limitations for a particular tax year for examination

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Internal Revenue Service is generally three years subsequent to the filing of the associated tax return. However, the Internal Revenue Service can adjust NOL carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where the Company operates. The State of New York is examining the Company’s New York franchise tax returns for the years ended June 30, 2005 through 2007. The Company does not expect the result of this audit to significantly change the Company’s total unrecognized tax benefits in the next twelve months, but the outcome of tax examinations is uncertain, and unforeseen results can occur. The Company is currently not under income tax examination in any other tax jurisdictions.

The Company anticipates a reduction of $0.1 million in the total amount of unrecognized tax benefits during the next twelve months as a result of the lapsing of the statute of limitations related to a state tax position.

(13)	Preferred Stock

As of June 30, 2010 and 2009, there were 2,000,000 shares of preferred stock, par value $0.01 per share, authorized, none of which were issued and outstanding.

(14)	Shareholder Rights Plan

On August 24, 2005, the Company entered into a shareholder rights plan to replace the previous plan that expired on August 23, 2005. The shareholder rights plan provides for one right to be attached to each share of common stock of the Company. Each right entitles the registered holder to purchase a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $45 per Unit, subject to adjustment. The rights will become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company’s common stock, or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. On March 19, 2009, the Company amended the shareholder rights plan to change the beneficial ownership at which the shareholder rights plan is triggered to 10%. On December 22, 2009, the Company amended the shareholder rights plan to change the beneficial ownership at which the shareholder rights plan is triggered to 15%.

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

(15)	Share-based Compensation

2008 Incentive Stock Plan

In March 2008 the Company’s stockholders approved the 2008 Incentive Stock Plan (the “2008 Plan”) which provides for the award of up to 1.0 million shares of the Company’s common stock to employees, executive officers and non-employee directors. Awards may be made in different forms including options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). Options and SARs are subject to a minimum vesting period of not less than one year from the grant date. Generally awards other than options and

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SARs are subject to a minimum vesting period of not less than three years from the grant date. Through June 30, 2010, all awards granted under the 2008 Plan have been RSUs and SARs. As of June 30, 2010, there were 0.4 million shares available under the 2008 Plan.

RSUs

RSUs granted to employees and executive officers have a fair value per unit based on the closing price of the Company’s common stock on the grant date. Vesting of the RSUs is based on continued service, certain performance metrics and a time based vesting schedule. The awards consist of three tranches equal to approximately one-third of the award each. The grant date fair value of the RSUs is recognized as compensation expense over a graded schedule with the first tranche recognized over the period between the grant date and the expected date the performance condition will be satisfied, and the remaining tranches recognized over the period between the grant date and the vesting date for each tranche.

RSUs granted to the non-employee members of the Board of Directors of the Company have a grant date fair value per unit based on the closing price of the Company’s common stock on the grant date. Subject to continued service, the RSUs vest in three equal installments upon the date of the Company’s annual meeting of stockholders each fiscal year following the grant. The grant date fair value of the RSUs is recognized as compensation expense on a straight-line basis over the vesting period.

The following table summarizes the RSU activity in the 2008 Plan for fiscal 2010:

	Year Ended June 30, 2010
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at beginning of year	217,000	$1.98
Granted	213,500	$4.26
Vested	(75,988)	$2.00
Forfeited	(84,001)	$3.17

Nonvested at end of year	270,511	$3.40	1.8 years	$2,201,960

The table below summarizes information related to RSUs for fiscal 2010, 2009 and 2008 (in thousands, except shares and per RSU amounts):

	Years Ended June 30,
	2010	2009	2008
Weighted average grant date fair value per RSU granted	$4.26	$1.95	$2.15
Total fair value of RSUs vested	$152	$32	$—
Shares of common stock issued for RSU vesting	59,578	15,000	—
Total intrinsic value of RSUs vested	$352	$38	$—
Income tax benefits realized for RSUs vested	$131	$10	$—

The Company satisfies RSUs vested by authorizing its transfer agent to issue new shares after confirming that all requisite service periods and performance measures have been attained. As of June 30, 2010, there was approximately $0.5 million of total unrecognized compensation cost related to nonvested RSUs granted under the 2008 Plan which is expected to be recognized over a weighted-average period of 1.8 years.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SARs

SARs have an exercise price equal to the closing price of the Company’s common stock on the date of grant, and a weighted average fair value determined using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2010	2009	2008 (1)
Weighted average expected term	6.0 years	6.1 years	—
Weighted average risk-free interest rate	3.09%	3.43%	—
Dividend yield	0%	0%	—
Volatility	89%	75%	—
Weighted average grant date fair value per SAR granted	$2.94	$1.03	$—

(1)	No SARs were granted under the 2008 Plan during fiscal 2008.

The weighted average expected term is based on the expected exercise behavior of the executive and non-executive groups of employees granted SARs. The weighted average risk free interest rate is based on the Daily Treasury Yield Curve Rates on the grant date for each expected term. Volatility was calculated based on an average of the Company’s actual volatility over the seven years prior to each grant date.

The SARs are subject to continued service, vest over three years and have contractual terms of seven years from the grant date. The grant date fair value of the SARs is recognized as compensation expense on a straight-line basis over the vesting period.

As of June 30, 2010, there was approximately $0.3 million of total unrecognized compensation cost related to nonvested SARs granted under the 2008 Plan, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the SAR activity in the 2008 Plan for fiscal 2010:

	Year Ended June 30, 2010
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	143,500	$1.99
Granted	174,500	$3.93
Exercised	(13,832)	$2.13
Forfeited	(85,834)	$3.11

Outstanding at end of year	218,334	$3.09	5.7 years	$1,102,194

Exercisable at end of year	31,323	$1.99	5.0 years	$192,636

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes information related to SARs for fiscal 2010, 2009 and 2008 (in thousands, except shares):

	Years Ended June 30,
	2010	2009	2008
Total fair value of SARs vested	$52	$—	$—
Shares of common stock issued for SAR exercises	6,032	—	—
Total intrinsic value of SARs exercised	$54	$—	$—
Income tax benefits realized for SAR exercises	$19	$—	$—

The Company satisfies SAR exercises by authorizing its transfer agent to issue new shares after confirming that all requisite conditions have been satisfied.

The following table shows share-based compensation expense and income tax benefit recognized under the 2008 Plan (in thousands):

	Years Ended June 30,
	2010	2009	2008
Share-based compensation expense:
Non-employee director RSUs	$101	$51	$12
Employee and executive officer RSUs	299	147	—
SARs	145	43	—

Total share-based compensation expense	$545	$241	$12

Income tax benefit recognized for share-based compensation expense	$204	$90	$4

Non-employee director RSU expense is recognized in other operating expense and employee RSU and SAR expense are recognized in payroll and employee benefits in the Consolidated Statements of Operations.

The Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of RSUs and the exercise of SARs.

2000 Non-Qualified Stock Option Plan

The Company’s 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the 2000 Plan was 2.0 million. As of June 30, 2010, 1.4 million options had been exercised and 0.1 million options remain outstanding under the 2000 Plan. In November 2007, the 2000 Plan was modified to provide that no future option grants will be made pursuant to the 2000 Plan unless the Company’s stockholders approve an amendment to the 2000 Plan to permit future option grants.

1992 Stock Option Plan

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in November 1992 and expired November 5, 2002. The 1992 Plan provided for the granting of up to 6.0 million options to acquire common stock of the Company as well as the granting of common stock, SARs or other cash awards. As of June 30, 2010, 3.1 million options had been exercised and 0.1 million options remain outstanding under the 1992 Plan. Options under the 1992 Plan were granted as incentive stock options or non-qualified stock options.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options granted under the 1992 Plan and the 2000 Plan through June 30, 2010 have exercise prices equal to the fair value of the Company’s stock on the date of grant. Options granted under both plans have a 10 year contractual term. Shares issued upon option exercise consist of authorized but unissued shares of the Company’s common stock.

The following table summarizes stock option activity in the 1992 Plan and the 2000 Plan for fiscal 2010:

	Year Ended June 30, 2010
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of year	617,525	$2.78
Granted	—	—
Expired	(125,359)	$7.78
Exercised	(335,000)	$1.56

Options outstanding at end of year	157,166	$1.41	1.9 years	$1,057,937

Options exercisable at end of year	157,166	$1.41	1.9 years	$1,057,937
Options available for grant at end of year	—

The table below summarizes information related to stock option exercises for fiscal 2010, 2009 and 2008 (in thousands, except shares):

	Years Ended June 30,
	2010	2009	2008
Shares of common stock issued for stock option exercises	335,000	15,000	85,000
Cash proceeds from stock option exercises	$522	$19	$58
Total intrinsic value of stock options exercised	$1,327	$18	$194
Income tax benefits realized for stock option exercises	$496	$4	$72

The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder.

(16)	Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan (“401(k) Plan”) covering eligible employees. The 401(k) Plan allows employees to contribute a portion of their compensation on a pre-tax basis in accordance with plan and statutory rules. The Company matches a percentage of the employee’s contributions according to the 401(k) Plan rules. Contributions for non-union employees are made at the Company’s discretion. The match may be made in the Company’s common stock at the Company’s discretion and subject to plan terms. The Company may also make discretionary profit sharing contributions subject to the 401(k) Plan terms. Matching contributions of $2.3 million, $2.1 million and $1.9 million were made for the 401(k) Plan during fiscal 2010, 2009 and 2008, respectively. The contributions expense was recorded as payroll and employee benefits expense in the Consolidated Statements of Operations. The Company’s matching contribution liability was $2.4 million and $2.7 million as of June 30, 2010 and 2009, respectively. The Company did not provide matching in its common stock or contribute discretionary profit sharing during fiscal 2010, 2009, or 2008.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s general funding policy is to make annual contributions to the Pension Plan as required by the Employee Retirement Income Security Act (“ERISA”). Contributions by the Company during fiscal 2010 and 2009 totaled $2.0 million and $2.2 million, respectively.

The following table shows a reconciliation of changes in the Pension Plan’s benefit obligation and plan assets for fiscal 2010 and 2009 (in thousands):

	Years Ended June 30,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$8,025	$5,231
Service cost	1,634	1,079
Interest cost	495	358
Plan participants’ contributions	8	10
Benefits paid	(28)	(10)
Administrative expenses paid	(15)	(19)
Actuarial loss	1,987	1,376

Benefit obligation at end of year	12,106	8,025

Change in plan assets:
Fair value of plan assets at beginning of year	7,369	6,747
Actual return on plan assets	1,033	(1,544)
Employer contributions	2,039	2,185
Benefits paid	(28)	(10)
Administrative expenses paid	(15)	(19)
Plan participants’ contributions	8	10

Fair value of plan assets at end of year	10,406	7,369

Funded status at end of year	$(1,700)	$(656)

Amounts recognized in the Consolidated Balance Sheets totaling $1.7 million and $0.7 million as of June 30, 2010 and 2009, respectively, were classified as noncurrent liabilities.

Amounts in accumulated other comprehensive income (loss) before income taxes that have not been recognized as net periodic benefit cost as of June 30, 2010 and 2009 consist of (in thousands):

	Years Ended June 30,
	2010	2009
Net loss	$4,835	$3,512
Prior service cost	583	647

	$5,418	$4,159

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the Pension Plan was $9.6 million and $6.6 million as of June 30, 2010 and June 30, 2009, respectively.

The components of net periodic benefit cost and other amounts recognized as comprehensive (income) loss are as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008
Net periodic benefit cost
Service cost	$1,634	$1,079	$1,733
Interest cost	495	358	207
Expected return on plan assets	(621)	(589)	(449)
Amortization of net prior service cost	64	64	—
Amortization of net loss	252	—	—

Net periodic benefit cost	$1,824	$912	$1,491

Other changes in plan assets and benefit obligations recognized as other comprehensive (income) loss
Net loss	$1,575	$3,509	$480
Prior service cost (a)	(64)	(64)	711
Net loss recognized during year	(252)	—	—

Total recognized in other comprehensive (income) loss (b),(c),(d)	$1,259	$3,445	$1,191

Total recognized as net periodic benefit cost and other comprehensive (income) loss	$3,083	$4,357	$2,682

(a)	On July 1, 2008, the Company amended the Pension Plan to change the benefit formula for eligible participants. This change resulted in the recognition of $0.7 million of prior service costs, which are reported as an adjustment to other comprehensive (income) loss.
(b)	In the Consolidated Statement of Stockholders’ Deficit and Comprehensive Income, the adjustments to accumulated other comprehensive income (loss) in fiscal 2010 were net of an income tax benefit of $0.5 million consisting of a $24,000 tax provision relating to the amortization of prior service cost, a $0.1 million tax provision related to the amortization of net loss and a $0.6 million tax benefit related to the net loss.
(c)	In the Consolidated Statement of Stockholders’ Deficit and Comprehensive Income, the adjustments to accumulated other comprehensive income (loss) in fiscal 2009 were net of an income tax benefit of $1.3 million consisting of a $24,000 tax provision relating to the amortization of prior service cost and a $1.3 million tax benefit related to the net loss.
(d)	In the Consolidated Statement of Stockholders’ Deficit and Comprehensive Income, the adjustments to accumulated other comprehensive income (loss) in fiscal 2008 were net of an income tax benefit of $0.5 million consisting of a $0.3 million tax benefit relating to the prior service cost and a $0.2 million tax benefit related to the net loss.

The prior service cost for the Pension Plan and the net loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2011 are $0.1 million and $0.3 million, respectively.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used to determine the Company’s benefit obligation as of June 30, 2010 and 2009 were:

	2010	2009
Discount rate	5.64%	6.17%
Rate of increase in compensation levels	4.00%	4.00%

The assumptions used to determine the Company’s net periodic benefit cost for fiscal 2010, 2009 and 2008 were:

	2010	2009	2008
Discount rate	6.17%	6.86%	6.26%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%

Assumed discount rates were determined by applying the spot rates underlying the Citigroup Pension Discount Curve to the Pension Plan’s anticipated cash flows. A level rate was calculated that when compounded annually produced the same present value as the result of the spot rate calculation above, with an adjustment to reflect a provision for expenses. The resulting adjusted level rate is the discount rate.

In developing the expected long-term rate of return assumption, management evaluated the outputs of financial models designed to simulate results under multiple investment scenarios and to estimate long-term investment returns based on the Pension Plan’s asset allocation.

The Company’s Pension Plan assets as of June 30, 2010 and 2009 by asset category are shown below:

	Target Allocation	Actual 2010 Allocation	Actual 2009 Allocation
Asset allocation:
Equity securities	60%-70%	58.1%	59.8%
Debt securities	25%-40%	37.2%	33.9%
Real estate	5%-15%	4.7%	6.3%

Total	100.0%	100.0%	100.0%

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the Pension Plan assets as of June 30, 2010 by asset class are as follows (in thousands):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Domestic large-cap	$3,824	$3,824	$—	$—
Domestic small- and mid-cap	740	740	—	—
International	1,481	1,329	152	—

Total equity securities	6,045	5,893	152	—

Debt securities	3,874	2,469	1,405	—
Real estate	487	215	—	272

Total plan assets	$10,406	$8,577	$1,557	$272

The following table presents the changes in Level 3 Pension Plan assets for fiscal 2010 (in thousands):

	Fair Value at June 30, 2009	Loss on Plan Assets (a)	Net Purchases/Sales	Net Transfers Into/(Out of) Level 3	Fair Value at June 30, 2010
Real estate	$299	$(101)	$74	$—	$272

Total	$299	$(101)	$74	$—	$272

(a)	Unrealized loss on Level 3 Pension Plan assets was $11,000 for the period ended June 30, 2010.

The Company expects to contribute approximately $2.1 million to the plan during fiscal 2011.

Future benefit payments expected to be made from plan assets are summarized below by fiscal year (in thousands):

Expected benefit payments:
2011	$15
2012	18
2013	29
2014	133
2015	237
2016-2020	2,601

(17)	Earnings per Share

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the weighted-average number of shares outstanding utilized in the basic and diluted income from continuing operations per share computations is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2010	2009	2008
Income from continuing operations	$6,260	$7,565	$4,572
Less: Net income attributable to noncontrolling interest	2,261	1,609	812

Income from continuing operations attributable to Rural/Metro	$3,999	$5,956	$3,760

Average number of shares outstanding—Basic	25,106	24,834	24,787
Add: Incremental shares for:
Dilutive effect of share-based awards	245	81	165

Average number of shares outstanding—Diluted	25,351	24,915	24,952

Income (loss) from continuing operations per share attributable to Rural/Metro—Basic	$0.16	$0.24	$0.15

Income (loss) from continuing operations per share attributable to Rural/Metro—Diluted	$0.16	$0.24	$0.15

For fiscal 2009 and 2008, 0.1 million and 0.4 million shares of common stock underlying stock options and SARs, respectively, were excluded from consideration for the earnings per share computation because such options had exercise prices in excess of the average market price of the Company’s common stock during the respective period and, therefore would have had an antidilutive effect. For fiscal 2010, no such options or SARs were excluded.

(18)	Commitments and Contingencies

Performance Bonds

Certain counties, municipalities, and fire districts require the Company to provide a performance bond or other assurance of financial or performance responsibility. The Company may also be required by law to post a performance bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has performance bonds that are renewable annually. The Company had $8.6 million of performance bonds outstanding as of June 30, 2010.

Operating Leases

The Company leases various facilities and equipment under operating lease agreements. Rental expense charged to continuing operations under these leases (including leases with terms of less than one year) was $15.3 million, $15.5 million and $13.9 million in fiscal 2010, 2009 and 2008, respectively.

Minimum rental commitments under non-cancelable operating leases for each of the fiscal years ending June 30 are as follows (in thousands):

2011	$13,025
2012	11,053
2013	10,008
2014	8,681
2015	7,080
Thereafter	16,544

$66,391

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Ohio Medicare

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company disagrees with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a counteroffer of $2.4 million in exchange for a full release relating to the government’s allegations. During fiscal 2009, the Company recorded charges of $0.8 million to continuing operations and $0.4 million to discontinued operations, as a portion of this matter relates to the Company’s discontinued operation in Marion, Ohio. In fiscal 2010, no additional charges were recorded. As of June 30, 2010, $2.4 million remained accrued for this matter. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement (“CIA”) or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time it is not possible to predict the ultimate conclusion of this investigation.

Texas Anti-Kickback Statute

In fiscal 2007, the Company negotiated a settlement in connection with the U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute related to the Company’s discontinued operations in the State of Texas. Specifically, that certain of the Company’s contracts with medical facilities in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. In connection with the settlement of the matter, the Company entered into a CIA, which is effective for a period of five years, beginning April 18, 2007. Pursuant to the CIA, the Company is required to maintain a compliance program that

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes, among other things, the appointment of a compliance officer and committee; the training of employees nationwide; enhancing procedures relating to certain of our contracting processes, including tracking contractual arrangements; review by an independent review organization; and reporting of certain reportable events.

These requirements are currently a part of the Company’s ongoing compliance program. Although this matter has been settled, there can be no assurances that other investigations or legal action related to these or similar matters will not be pursued against the Company in other jurisdictions or for different time frames.

During fiscal 2008, the Company made full payment on the remaining $1.4 million Texas obligation.

Tennessee Medicare

The Company appealed a determination made by a Medicare intermediary that certain claims for services provided in the Company’s Tennessee market were not reimbursable. Following an appeal and subsequent recalculation by the Medicare intermediary during fiscal 2008, the Company repaid $1.7 million to the Medicare intermediary in order to satisfy these overpayments.

The Company believes that reserves established for specific contingencies of $3.9 million and $2.4 million as of June 30, 2010 and 2009, respectively, are adequate based on information currently available. The specific contingencies at June 30, 2010 primarily include the Ohio matter and service level matter discussed above.

(19)	Segment Reporting

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

Effective July 1, 2010, the Company realigned its reporting segments to align with their geographic designation. Beginning in the first quarter of fiscal 2011, we will recast prior period information to reflect the changes in reporting segments.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes segment information for fiscal 2010, 2009 and 2008:

	Mid-Atlantic	South	Southwest	West	Total
Year ended June 30, 2010
Net revenues from external customers;
Ambulance services	$89,149	$114,686	$146,598	$107,373	$457,806
Other services (1)	3,730	29,187	39,545	486	72,948

Total net revenue	$92,879	$143,873	$186,143	$107,859	$530,754

Segment profit	$20,900	$11,039	$29,910	$8,987	$70,836
Year ended June 30, 2009
Net revenues from external customers;
Ambulance services	$82,516	$103,073	$130,983	$101,276	$417,848
Other services (1)	3,895	27,770	40,905	1,382	73,952

Total net revenue	$86,411	$130,843	$171,888	$102,658	$491,800

Segment profit	$19,297	$11,409	$24,069	$5,000	$59,775
Year ended June 30, 2008
Net revenues from external customers;
Ambulance services	$79,592	$90,217	$133,506	$100,282	$403,597
Other services (1)	3,837	26,286	40,794	1,346	72,263

Total net revenue	$83,429	$116,503	$174,300	$101,628	$475,860

Segment profit	$16,391	$10,549	$22,307	$3,793	$53,040

(1)	Other services consists of revenue generated from fire protection services; including master fire contract and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes (in thousands):

	Years Ended June 30,
	2010	2009	2008
Segment profit	$70,836	$59,775	$53,040
Depreciation and amortization	(15,982)	(14,258)	(12,405)
Goodwill impairment	(1,184)	—	—
Interest expense	(29,096)	(30,843)	(31,731)
Interest income	235	324	374
Loss on debt extinguishment	(14,154)	—	—

Income from continuing operations before income taxes	$10,655	$14,998	$9,278

(20)	Discontinued Operations

During fiscal 2010, the Company made the decision to exit fire protection contracts in Florida and Wisconsin and ambulance services contracts in Salt Lake City, Utah and Jefferson County, Georgia. Because the operations in these markets are considered separate components of the Company as defined by GAAP, their results of operations are reported as income from discontinued operations in the Consolidated Statements of Operations for fiscal 2010, 2009 and 2008. Although the decision to exit these markets occurred in fiscal 2010, the Consolidated Statements of Operations for fiscal 2009 and 2008 have been recast to reflect these operations as discontinued. There were no discontinued operations related to the noncontrolling interest for fiscal 2010, 2009 and 2008.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and income (loss) from discontinued operations for fiscal 2010, 2009 and 2008 (in thousands) were as follows:

	Years Ended June 30,
	2010	2009	2008
Net revenue:
Mid-Atlantic	$142	$1,640	$3,825
South	1,139	2,846	4,154
Southwest	39	166	3,994
West	1,655	4,218	3,643

Net revenue from discontinued operations	$2,975	$8,870	$15,616

	Years Ended June 30,
	2010	2009	2008
Income (loss):
Mid-Atlantic	$39	$(735)	$(9)
South	(20)	36	21
Southwest	(110)	(149)	510
West	(400)	(82)	(185)

Income (loss) from discontinued operations	$(491)	$(930)	$337

Income (loss) from discontinued operations is presented net of income tax provision/(benefit) of $(0.3) million, $(0.5) million and $0.2 million for fiscal 2010, 2009 and 2008, respectively.

In addition to the recurring revenues and expenses associated with operations classified as discontinued, the Company recognized certain non-recurring pre-tax gains and losses during fiscal 2010, 2009 and 2008 as described below.

•

As discussed in Note 2, during fiscal 2008, the Company recognized gains of $2.1 million on the sale of certain previously written-off self pay accounts receivables of which $0.4 million was included within income (loss) from discontinued operations for fiscal 2008. The gains associated with discontinued operations were allocated to the Company’s Mid-Atlantic, South, Southwest and West segments and were $14,000, $200,000, $36,000 and $101,000, respectively.

•

During fiscal 2008, the Company recorded an additional reserve in the amount of $0.7 million for a change in estimate relating to the U.S. government’s review of reimbursement levels for certain patients in the Company’s Washington, D.C. operations, which were discontinued during fiscal 2004. The impact of this additional reserve is included in the Mid-Atlantic segment’s loss from discontinued operations for fiscal 2008. The total reserve for this issue was $0.6 million at June 30, 2008.

•

During fiscal 2008, the Company recognized $0.6 million of revenue upon the termination of its contract in Queen Creek, Arizona, effective January 1, 2008. This revenue is recorded in the Southwest segment’s income from discontinued operations for fiscal 2008.

(21)	Variable Interest Entities

GAAP may require a company to consolidate in its financial statements the assets, liabilities and activities of a VIE. GAAP provides guidance as to the definition of a VIE and requires that such VIEs be consolidated if the interest in the entity has certain characteristics including: voting rights not proportional to ownership and the

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

right to receive the majority of expected residual returns or the requirement to absorb a majority of the expected losses. Additionally, the party exposed to the majority of the risks and rewards is the entity’s primary beneficiary, and the primary beneficiary must consolidate the entity.

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

Accordingly, the Company’s investment in SDMSE must be consolidated under GAAP. The Company began consolidating SDMSE during the fiscal 2003 based on its analysis and restated prior periods as allowed under GAAP.

The Company believes, based on the historical financial performance of SDMSE, that the probability is remote that SDMSE’s losses will exceed the cumulative threshold and require the Company to absorb 100% of the additional losses.

The following is a summary of SDMSE’s assets and liabilities (in thousands):

	As of June 30, 2010	As of June 30, 2009
Current assets	$8,761	$8,913
Noncurrent assets	547	200

Total assets	$9,308	$9,113

Current liabilities	$5,931	$5,465
Noncurrent liabilities	—	—

Total liabilities	$5,931	$5,465

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

Quarterly Financial Data

Refer to Item 6. Selected Financial Data, for the unaudited quarterly financial data.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2010). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2010.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “COSO”). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the information responsive to this Item appearing in the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Form 10-K:

(1)	See the Consolidated Financial Statements included in Item 8 hereof.

(b)	Exhibits

Exhibit No.	Description of Exhibit
3.1	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on March 28, 2008; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on December 18, 2008 (26)

3.2	Fourth Amended and Restated Bylaws of the Registrant (21)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share (1)

4.2	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights (8)

4.2(a)	Amendment No. 1 dated as of September 15, 2008 to the certain Stockholders Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (24)

4.2(b)	Amendment No. 2 dated as of March 19, 2009 to that certain Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (25)

4.3	Amendment No. 3 dated as of December 22, 2009 to that certain Rights Agreement, as amended, dated as of August 24, 2005, between Registrant and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (5)

4.4	Supplemental Indenture, dated as of November 23, 2009, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers and Wells Fargo Bank, National Association, as trustee (6).

10.1	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998 (2)**

10.2	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant (2)**

10.3(a)	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000 (3)**

10.3(b)	First Amendment to the Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan, dated November 9, 2007 (18)**

Exhibit No.	Description of Exhibit
10.4	Credit Agreement dated as of December 9, 2009, among Rural/Metro LLC, as borrower, the lenders referred to therein, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as syndication agent, and RBC Capital Markets, as sole lead arranger and sole lead bookrunner (6)

10.5	Letter of Credit Agreement, dated as of December 9, 2009, among Registrant, as borrower, the lenders referred to therein, JPMorgan Chase, National Association, as administrative agent J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger (6)

10.6(a)	Executive Employment Agreement by and between Michael P. DiMino and Registrant, dated May 20, 2010 (12)**

10.6(b)	Change of Control Agreement between Michael P. DiMino and Registrant, effective June 1, 2010 (12)**

10.7	Form of Indemnity Agreement by and between Registrant and each of its directors and Michael P. DiMino, M. Bryan Gibson, Kristine B. Ponczak, Donna Berlinski and Christopher E. Kevane. (27)**

10.8	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997 (2)**

10.9	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990 (1)**

10.10	Employee Stock Purchase Plan, as amended through November 20, 1997 (4)**

10.11	Compensation Schedule for Non-Employee Directors of the Registrant effective April 1, 2008 (21)**

10.12(a)	Management Incentive Program (effective commencing Fiscal 2009) (22)**

10.13	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (7)

10.14	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (9)

10.15	Employment Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 (19)**

10.16	Amendment No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners (10)

10.17(a)	Executive Employment Agreement by and between M. Bryan Gibson and Registrant, dated June 9, 2010 (28)**

10.17(b)	Change of Control Agreement between M. Bryan Gibson and Registrant, effective July 1, 2010 (28)**

Exhibit No.	Description of Exhibit
10.18	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (11)

10.19	Amendment No. 4, dated as of November 10, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (13)

10.20	Amendment No. 5, dated as of January 18, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (14)

10.21	Waiver No. 1, dated as of March 13, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (15)

10.22(a)	Change of Control Agreement by and between the Registrant and Kristine A. Beian-Ponczak, dated March 22, 2007 (16)**

10.22(b)	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 (19)**

10.23	Amendment No. 6 and Waiver No. 2 dated as of October 11, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead bookrunners (17)

10.24	2008 Incentive Stock Plan (21)**

10.25(a)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Employees (with Performance-Based Vesting) (21)**

10.25(b)	Form of Stock Appreciation Rights Agreement—Stock-Settled Only (with Time-Based Vesting) (21)**

10.25(c)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Eligible Directors (with Time-Based Vesting) (21)**

10.25(d)	Restricted Stock Unit Agreement—Stock-Settled Only, for Michael P. DiMino (with Time-Based Vesting) (23)**

10.25(e)	Stock Appreciation Rights Agreement—Stock-Settled Only, for Michael P. DiMino (with Time-Based Vesting) (23)**

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on or about November 10, 1998.
(3)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(4)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(5)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on December 22, 2009.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 14, 2009.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.
(8)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on August 29, 2005.
(9)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 28, 2005.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.
(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 26, 2010.
(13)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 23, 2007.
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2007.
(16)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on March 23, 2007.
(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 17, 2007.
(18)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2007.
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 11, 2008.
(20)	[Reserved.]
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 31, 2008.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 13, 2008.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 16, 2010.
(24)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on September 18, 2008.
(25)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission of March 19, 2009.
(26)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2008.
(27)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 15, 2008.
(28)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on June 9, 2010.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

By:	/s/ MICHAEL P. DIMINO
Michael P. DiMino President and Chief Executive Officer

September 8, 2010

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CONRAD A. CONRAD Conrad A. Conrad	Chairman of the Board of Directors	September 8, 2010

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	September 8, 2010

/s/ EARL P. HOLLAND Earl P. Holland	Director	September 8, 2010

/s/ CHRISTOPHER S. SHACKELTON Christopher S. Shackelton	Director	September 8, 2010

/s/ HENRY G. WALKER Henry G. Walker	Director	September 8, 2010

/s/ ROBERT E. WILSON Robert E. Wilson	Director	September 8, 2010

/s/ MICHAEL P. DIMINO Michael P. DiMino	President, Chief Executive Officer and Director (Principal Executive Officer)	September 8, 2010

/s/ KRISTINE B. PONCZAK Kristine B. Ponczak	Senior Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	September 8, 2010

/s/ DONNA BERLINSKI Donna Berlinski	Vice President and Corporate Controller (Principal Accounting Officer)	September 8, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on March 28, 2008; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on December 18, 2008 (26)

3.2	Fourth Amended and Restated Bylaws of the Registrant (21)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share (1)

4.2	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights (8)

4.2(a)	Amendment No. 1 dated as of September 15, 2008 to the certain Stockholders Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (24)

4.2(b)	Amendment No. 2 dated as of March 19, 2009 to that certain Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (25)

4.3	Amendment No. 3 dated as of December 22, 2009 to that certain Rights Agreement, as amended, dated as of August 24, 2005, between Registrant and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (5)

4.4	Supplemental Indenture, dated as of November 23, 2009, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers and Wells Fargo Bank, National Association, as trustee (6).

10.1	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998 (2)**

10.2	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant (2)**

10.3(a)	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000 (3)**

10.3(b)	First Amendment to the Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan, dated November 9, 2007 (18)**

10.4	Credit Agreement dated as of December 9, 2009, among Rural/Metro LLC, as borrower, the lenders referred to therein, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as syndication agent, and RBC Capital Markets, as sole lead arranger and sole lead bookrunner (6)

10.5	Letter of Credit Agreement, dated as of December 9, 2009, among Registrant, as borrower, the lenders referred to therein, JPMorgan Chase, National Association, as administrative agent J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger (6)

10.6(a)	Executive Employment Agreement by and between Michael P. DiMino and Registrant, dated May 20, 2010 (12)**

Exhibit No.	Description of Exhibit
10.6(b)	Change of Control Agreement between Michael P. DiMino and Registrant, effective June 1, 2010 (12)**

10.7	Form of Indemnity Agreement by and between Registrant and each of its directors and Michael P. DiMino, M. Bryan Gibson, Kristine B. Ponczak, Donna Berlinski and Christopher E. Kevane. (27)**

10.8	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997 (2)**

10.9	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990 (1)**

10.10	Employee Stock Purchase Plan, as amended through November 20, 1997 (4)**

10.11	Compensation Schedule for Non-Employee Directors of the Registrant effective April 1, 2008 (21)**

10.12(a)	Management Incentive Program (effective commencing Fiscal 2009) (22)**

10.13	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (7)

10.14	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (9)

10.15	Employment Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 (19)**

10.16	Amendment No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners (10)

10.17(a)	Executive Employment Agreement by and between M. Bryan Gibson and Registrant, dated June 9, 2010 (28)**

10.17(b)	Change of Control Agreement between M. Bryan Gibson and Registrant, effective July 1, 2010 (28)**

10.18	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (11)

10.19	Amendment No. 4, dated as of November 10, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (13)

10.20	Amendment No. 5, dated as of January 18, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (14)

Exhibit No.	Description of Exhibit
10.21	Waiver No. 1, dated as of March 13, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners (15)

10.22(a)	Change of Control Agreement by and between the Registrant and Kristine A. Beian-Ponczak, dated March 22, 2007 (16)**

10.22(b)	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 (19)**

10.23	Amendment No. 6 and Waiver No. 2 dated as of October 11, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead bookrunners (17)

10.24	2008 Incentive Stock Plan (21)**

10.25(a)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Employees (with Performance-Based Vesting) (21)**

10.25(b)	Form of Stock Appreciation Rights Agreement—Stock-Settled Only (with Time-Based Vesting) (21)**

10.25(c)	Form of Restricted Stock Unit Agreement—Stock-Settled Only, for Eligible Directors (with Time-Based Vesting) (21)**

10.25(d)	Restricted Stock Unit Agreement—Stock-Settled Only, for Michael P. DiMino (with Time-Based Vesting) (23)**

10.25(e)	Stock Appreciation Rights Agreement—Stock-Settled Only, for Michael P. DiMino (with Time-Based Vesting) (23)**

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on or about November 10, 1998.
(3)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.

(4)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(5)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on December 22, 2009.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 14, 2009.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.
(8)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on August 29, 2005.
(9)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 28, 2005.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.
(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 26, 2010.
(13)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 23, 2007.
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2007.
(16)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on March 23, 2007.
(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 17, 2007.
(18)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2007.
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 11, 2008.
(20)	[Reserved.]
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 31, 2008.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 13, 2008.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 16, 2010.
(24)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on September 18, 2008.
(25)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission of March 19, 2009.
(26)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2008.
(27)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 15, 2008.
(28)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on June 9, 2010.