Form 10-Q
period 2010-09-30
RURAL/METRO CORP /DE/
filed 2010-11-08
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 25,320,893 shares of the registrant’s Common Stock outstanding on November 3, 2010.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$29,901	$20,228
Accounts receivable, net	67,276	63,581
Inventories	7,423	8,001
Deferred income taxes	25,618	23,737
Prepaid expenses and other	6,583	7,907

Total current assets	136,801	123,454
Property and equipment, net	48,155	50,670
Goodwill	36,516	36,516
Restricted cash	20,376	20,376
Deferred income taxes	36,691	41,538
Other assets	15,136	15,908

Total assets	$293,675	$288,462

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$10,726	$12,914
Accrued liabilities	51,741	48,290
Deferred revenue	21,526	21,244
Current portion of long-term debt	6,393	6,436

Total current liabilities	90,386	88,884
Long-term debt, net of current portion	260,598	262,606
Other long-term liabilities	37,757	38,130

Total liabilities	388,741	389,620

Commitments and contingencies (Note 12)
Rural/Metro stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,319,403 and 25,254,713 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	253	252
Additional paid-in capital	156,968	156,748
Treasury stock, 96,246 shares at both September 30, 2010 and June 30, 2010	(1,239)	(1,239)
Accumulated other comprehensive loss	(3,824)	(3,782)
Accumulated deficit	(249,396)	(254,823)

Total Rural/Metro stockholders’ deficit	(97,238)	(102,844)
Noncontrolling interest	2,172	1,686

Total deficit	(95,066)	(101,158)

Total liabilities and deficit	$293,675	$288,462

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
Net revenue	$140,131	$130,494

Operating expenses:
Payroll and employee benefits	84,811	81,050
Depreciation and amortization	4,289	3,809
Other operating expenses	30,044	27,826
General/auto liability insurance expense	3,650	3,411
Gain on sale/disposal of assets	(253)	(162)

Total operating expenses	122,541	115,934

Operating income	17,590	14,560
Interest expense	(7,330)	(7,470)
Interest income	74	82

Income from continuing operations before income taxes	10,334	7,172
Income tax provision	(3,946)	(3,630)

Income from continuing operations	6,388	3,542
Income from discontinued operations, net of income taxes	25	82

Net income	6,413	3,624
Net income attributable to noncontrolling interest	(986)	(705)

Net income attributable to Rural/Metro	$5,427	$2,919

Income per share:
Basic -
Income from continuing operations attributable to Rural/Metro	$0.21	$0.12
Income from discontinued operations attributable to Rural/Metro	—	—

Net income attributable to Rural/Metro	$0.21	$0.12

Diluted -
Income from continuing operations attributable to Rural/Metro	$0.21	$0.12
Income from discontinued operations attributable to Rural/Metro	—	—

Net income attributable to Rural/Metro	$0.21	$0.12

Average number of common shares outstanding - Basic	25,280	24,858

Average number of common shares outstanding - Diluted	25,560	25,204

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2010	25,254,713	$252	$156,748	$(1,239)	$(254,823)	$(3,782)	$(102,844)	$1,686	$(101,158)
Share-based compensation expense	—	—	229	—	—	—	229	—	229
Net common stock issued under share-based compensation plans	64,690	1	(190)	—	—	—	(189)	—	(189)
Tax benefit from share-based compensation	—	—	181	—	—	—	181	—	181
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(500)	(500)
Comprehensive income, net of tax:
Net income	—	—	—	—	5,427	—	5,427	986	6,413
Other comprehensive loss, net of tax	—	—	—	—	—	(42)	(42)	—	(42)

Comprehensive income							5,385	986	6,371

Balance at September 30, 2010	25,319,403	$253	$156,968	$(1,239)	$(249,396)	$(3,824)	$(97,238)	$2,172	$(95,066)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2009	24,852,726	$248	$155,187	$(1,239)	$(258,331)	$(2,597)	$(106,732)	$1,825	$(104,907)
Share-based compensation expense	—	—	136	—	—	—	136	—	136
Net common stock issued under share-based compensation plans	31,275	1	(67)	—	—	—	(66)	—	(66)
Tax benefit from share-based compensation	—	—	36	—	—	—	36	—	36
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(400)	(400)
Comprehensive income, net of tax:
Net income	—	—	—	—	2,919	—	2,919	705	3,624
Other comprehensive income, net of tax	—	—	—	—	—	49	49	—	49

Comprehensive income							2,968	705	3,673

Balance at September 30, 2009	24,884,001	$249	$155,292	$(1,239)	$(255,412)	$(2,548)	$(103,658)	$2,130	$(101,528)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$6,413	$3,624
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	4,289	3,879
Non-cash adjustments to insurance claims reserves	—	798
Accretion of debt	304	2,664
Deferred income taxes	3,172	2,425
Share-based compensation expense	229	136
Excess tax benefits from share-based compensation	(181)	(36)
Amortization of debt issuance costs	322	570
Loss on sale/disposal of property and equipment	38	7
Change in assets and liabilities -
Accounts receivable	(3,695)	935
Inventories	578	316
Prepaid expenses and other	1,322	(799)
Other assets	169	135
Accounts payable	(1,205)	(3,104)
Accrued liabilities	3,451	6,465
Deferred revenue	282	124
Other liabilities	(271)	(578)

Net cash provided by operating activities	15,217	17,561

Cash flows from investing activities:
Capital expenditures	(2,676)	(2,180)
Proceeds from the sale/disposal of property and equipment	7	4

Net cash used in investing activities	(2,669)	(2,176)

Cash flows from financing activities:
Payments on debt and capital leases	(2,367)	(10,117)
Excess tax benefits from share-based compensation	181	36
Net (payments for) proceeds from issuance of common stock under share-based compensation plans	(189)	1
Distributions to noncontrolling interest	(500)	(400)

Net cash used in financing activities	(2,875)	(10,480)

Increase in cash and cash equivalents	9,673	4,905
Cash and cash equivalents, beginning of period	20,228	37,108

Cash and cash equivalents, end of period	$29,901	$42,013

Supplemental disclosure of non-cash operating activities:
Increase in current assets and accrued liabilities for general liability insurance claim	$—	$174

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$332	$473

Supplemental cash flow information:
Cash paid for interest	$9,674	$7,242

Cash paid for income taxes, net	$239	$311

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results of operations for the full fiscal year.

The notes to the accompanying unaudited consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by GAAP. As such, these consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2010.

Fiscal Years

The Company’s fiscal year ends on June 30. Fiscal 2011, 2010 and 2009 refer to the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three months ended September 30, 2009 reflect certain reclassifications for discontinued operations as described in Note 14 and a change in the Company’s reporting segments as described in Note 13. These reclassifications have no effect on previously reported earnings per share.

(2) Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends ASC 810, Consolidation to include the new guidance issued in August 2009 that changes the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”). The ASU changes the approach to determining the primary beneficiary of a VIE and requires entities to more frequently assess whether they must consolidate VIEs. The ASU is effective for annual periods beginning after November 15, 2009. Accordingly, the Company adopted the ASU on July 1, 2010. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements, but required additional disclosures which are presented in Note 15.

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following are the fair values of the Company’s assets recorded at fair value (in thousands):

	Total Recorded at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$29,901	$29,901	$—	$—
Restricted cash (2)	20,376	20,376	—	—
Interest rate cap (3)	73	—	73	—

Total assets measured at fair value as of September 30, 2010	$50,350	$50,277	$73	$—

Cash and cash equivalents (1)	$20,228	$20,228	$—	$—
Restricted cash (2)	20,376	20,376	—	—
Interest rate cap (3)	238	—	238	—

Total assets measured at fair value as of June 30, 2010	$40,842	$40,604	$238	$—

(1)	Cash and cash equivalents include bank deposits and money market accounts.

(2)	At September 30, 2010 and June 30, 2010, restricted cash consisted of certificates of deposit of various maturities. See Note 6 for details on restricted cash.

(3)	The fair value of the interest rate cap at September 30, 2010 and June 30, 2010 was based on quoted prices for similar instruments in active markets. See Note 5 for details on the interest rate cap.

The carrying values of accounts receivable, accounts payable, accrued liabilities and other liabilities approximate the related fair values due to the short-term maturities of these assets and liabilities.

The following is a comparison of the fair value and recorded value of the Company’s long-term debt (in thousands):

	As of
	September 30, 2010		June 30, 2010
	Fair Value	Recorded Value	Fair Value	Recorded Value
Term Loan due December 2014 (1)	$177,666	$172,876	$179,100	$174,890
12.75% Senior Discount Notes due March 2016 (2)	100,162	93,500	99,110	93,500

(1)	The fair value of the Term Loan due December 2014 as of September 30, 2010 and June 30, 2010 was based on the quoted ask price for the loan (Level 2).

(2)	The fair value of the Senior Discount Notes was determined using reported market transaction prices closest to September 30, 2010 and June 30, 2010 (Level 2).

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

Additionally, the Company’s general/auto liability and workers’ compensation insurers require the Company to post collateral to support future expected claim payments. The Company has provided letters of credit as collateral to support retention limits. These letters of credit, issued under the Company’s 2009 Revolving Credit Facility and Cash Collateralized Letter of Credit Facility as discussed in Note 6, totaled $44.6 million and $44.7 million at September 30, 2010 and June 30, 2010, respectively.

General/Auto Liability

The classification of general/auto liability related amounts in the consolidated balance sheets is as follows (in thousands):

	September 30, 2010	June 30, 2010
Receivables from insurers included in other assets	$8,894	$8,894

Total general/auto liability related assets	8,894	8,894

Claims reserves included in accrued liabilities	4,215	4,530
Claims reserves included in other liabilities	17,948	18,690

Total general/auto liability related liabilities	22,163	23,220

Net general/auto liability related liabilities	$13,269	$14,326

Workers’ Compensation

The classification of workers’ compensation related amounts in the consolidated balance sheets is as follows (in thousands):

	September 30, 2010	June 30, 2010
Insurance deposits included in prepaid expenses and other	$90	$137
Insurance deposits included in other assets	195	296
Receivables from insurers included in other assets	187	187

Total workers’ compensation related assets	472	620

Claims reserves and premium liabilities included in accrued liabilities	6,184	6,232
Claims reserves included in other liabilities	9,402	9,184

Total workers’ compensation related liabilities	15,586	15,416

Net workers’ compensation related liabilities	$15,114	$14,796

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

The fair value of the instrument is reported in other assets on the Consolidated Balance Sheets. The fair value of the components of the contract that mature within twelve months is reported as prepaid expenses and other and is not significant. For the three months ended September 30, 2010, a decrease in the fair value of the instrument of $0.2 million was recognized in other comprehensive income and a negligible amount of accumulated other comprehensive income was reclassified into earnings. Accumulated other comprehensive loss related to the hedging instrument was $0.8 million and $0.6 million as of September 30, 2010 and June 30, 2010, respectively. The Company expects to reclassify $0.1 million of existing losses reported in accumulated other comprehensive income to interest expense within the next twelve months. There was no cash flow hedge ineffectiveness for the three months ended September 30, 2010.

(6) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	September 30, 2010	June 30, 2010
Term Loan due December 2014	$172,876	$174,890
12.75% Senior Discount Notes due March 2016	93,500	93,500
Other obligations, at varying rates from 5.00% to 12.75%, due through 2013	615	652

Total long-term debt	266,991	269,042
Less: Current maturities	(6,393)	(6,436)

Long-term debt, net of current maturities	$260,598	$262,606

2009 Credit Facility

Effective December 9, 2009, the Company, through its wholly-owned subsidiary Rural/Metro Operating Company, LLC (“Rural/Metro LLC”) entered into a five-year $180.0 million term loan and a four-year $40.0 million revolving credit facility with a $25.0 million letter of credit sub-line (“2009 Credit Facility”). The Company and its domestic subsidiaries are guarantors of Rural/Metro LLC’s obligations under the 2009 Credit Facility. Additionally, the Company entered into a cash collateralized letter of credit facility agreement that provides letters of credit secured by cash deposited in a restricted account.

2009 Term Loan

The $180.0 million Term Loan due in December 2014 (“2009 Term Loan”) bears interest at the LIBOR plus an applicable margin of 5% subject to a LIBOR floor of 2%, or at Rural/Metro LLC’s option, the Alternate Base Rate (“ABR”) as defined in the credit agreement plus an applicable margin of 4% subject to an ABR floor of 3%. In the case of the LIBOR option, whereby the contract periods may be equal to one, two, three or six months from the date of initial borrowing, interest is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. The Company has purchased an interest rate cap as a hedge for $60.0 million of the 2009 Term Loan as discussed in Note 5 above.

The 2009 Term Loan requires quarterly principal payments totaling 1% of the original 2009 Term Loan principal balance in the first year, 5% of the original 2009 Term Loan principal balance in the second through fourth years and 10% of the original 2009 Term Loan principal balance in the fifth year of the agreement. Additionally, annual principal payments equal to 50% of fiscal year-end excess cash flow, as defined in the credit agreement, are required. The required excess cash flow payments may decrease to 25% or 0% based on the total leverage ratio, as defined in the credit agreement. The 2009 Term Loan may be prepaid without penalty (other than payment of certain losses and expenses incurred by the lender as a result of such prepayment) at any time at the option of Rural/Metro LLC. Based on the required principal payment terms, $6.2 million and $6.4 million of the 2009 Term Loan has been classified as current on the Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010, respectively. During the quarter ended September 30, 2010, the Company made a required excess cash flow principal payment, as defined under its 2009 Credit Facility, of $1.9 million.

The Company capitalized $2.8 million of debt issuance costs related to the 2009 Term Loan and is amortizing those costs as interest expense over the term of the loan. Additionally, the 2009 Term Loan was issued at a discount of $1.8 million and $3.0 million of lender fees were also recorded as a discount, both of which have been reflected as a reduction in the principal balance and are being accreted to interest expense over the term of the loan.

At both September 30, 2010 and June 30, 2010, all of the outstanding 2009 Term Loan balance was accruing interest at 7.00% per annum under three-month LIBOR contracts.

2009 Revolving Credit Facility

The 2009 Credit Facility includes a $40.0 million revolving credit facility, which matures in December 2013 (“2009 Revolving Credit Facility”). The 2009 Revolving Credit Facility includes a letter of credit sub-line whereby $25.0 million of the facility can be utilized to issue letters of credit. Letters of credit issued under the facility reduce the borrowing capacity on the total facility. Borrowings on the Revolving Credit Facility bear interest at LIBOR plus an applicable margin of 5% subject to a LIBOR floor of 2% or, at Rural/Metro LLC’s option, the ABR as defined in the credit agreement plus an applicable margin of 4% subject to an ABR floor of 3%. In the case of the LIBOR option, whereby the contract periods may be equal to one, two, three or six months from the date of initial borrowing, interest is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. Additionally, Rural/Metro LLC pays a commitment fee to the Revolving Credit Facility lenders equal to 0.75% on the undrawn revolving commitment, payable quarterly. An administrative fee of $125,000 per year is required to be paid in quarterly installments.

Amounts related to outstanding letters of credit issued under the 2009 Revolving Credit Facility bear a participation fee of 5.0% and a fronting fee of 0.25%, payable quarterly.

The Company capitalized $1.5 million of debt issuance costs related to the 2009 Revolving Credit Facility and is amortizing those costs as interest expense over the term of the facility.

As of both September 30, 2010 and June 30, 2010, letters of credit totaling $24.6 million were outstanding under the 2009 Revolving Credit Facility. These letters of credit primarily support the Company’s insurance deductible programs. Aside from the letters of credit issued under the facility, no other amounts were outstanding under the 2009 Revolving Credit Facility at September 30, 2010.

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

The Company executed a collateral pledge agreement as a condition to the Cash Collateralized LC Facility. The collateral pledge agreement requires the Company to maintain on deposit an amount equal to the amount of the commitments under the Cash Collateralized LC Facility plus 1.375% for fees and cash reserves. The deposit is maintained in certificate of deposit accounts and will be used as security in the event any of the lenders are required to make a letter of credit disbursement. As of both September 30, 2010 and June 30, 2010, the Company had $20.1 million in letters of credit outstanding under the Cash Collateralized LC Facility and $20.4 million in restricted cash on deposit to guarantee those letters of credit. The restricted cash related to the Cash Collateralized LC Facility has been classified as a noncurrent asset on the Consolidated Balance Sheets due to the Company’s intent for the letters of credit to remain outstanding for a period greater than 12 months.

The Company must pay a participation fee of 1.25% of the face amount of the letters of credit, quarterly in arrears, to the administrative agent. The Company also must pay a 0.125% fronting fee to any new lenders if additional lenders enter the agreement.

The Company capitalized $28,000 of debt issuance costs related to the Cash Collateralized LC Facility and is amortizing those costs as interest expense over the term of the facility.

12.75% Senior Discount Notes

In March 2005, Rural/Metro Corporation completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. Interest was accrued prior to March 15, 2010, with cash interest payments due beginning September 15, 2010. The Senior Discount Notes had an initial accreted value of $536.99 per $1,000 principal amount at maturity. The accreted value increased from the date of issuance until March 15, 2010 at a rate of 12.75% per annum compounded semiannually such that the accreted value equaled the principal amount at maturity of each Senior Discount Note on that date. The accreted value of the Senior Discount Notes was $93.5 million as of both September 30, 2010 and June 30, 2010. The Senior Discount Notes have been registered under the Securities Act of 1933, as amended.

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

The Company capitalized costs totaling $2.2 million related to this issuance and is amortizing these costs to interest expense over the term of the Senior Discount Notes. Unamortized deferred financing costs related to the Senior Discount Notes were $1.1 million at both September 30, 2010 and June 30, 2010.

As discussed in Note 16, the Company announced a tender offer for the Senior Discount Notes in connection with the anticipated refinancing of the 2009 Credit Facility.

Debt Covenants

The 2009 Credit Facility and the Senior Discount Notes include various financial and non-financial covenants applicable to Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2009 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including an interest expense coverage ratio, a total leverage ratio, and a senior secured leverage ratio. The 2009 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company as a holding company, and other matters customarily restricted in such agreements. The financial covenants related to the Senior Discount Notes are similar to or less restrictive than those under the 2009 Credit Facility. The Company was in compliance with all of the applicable covenants under the 2009 Credit Facility and under the Senior Discount Notes as of September 30, 2010.

(7) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended September 30,
	2010	2009
Current income tax provision	$(790)	$(1,270)
Deferred income tax provision	(3,172)	(2,424)

Total income tax provision	$(3,962)	$(3,694)

Continuing operations provision	$(3,946)	$(3,630)
Discontinued operations provision	(16)	(64)

Total income tax provision	$(3,962)	$(3,694)

The effective tax rate for the three months ended September 30, 2010 for continuing operations was 38.2%, which differs from the federal statutory rate of 35.0% primarily as a result of state income taxes.

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

(8) Share-Based Compensation

During the three months ended September 30, 2010, the Company granted 138,491 restricted stock units (“RSUs”) and 169,109 stock appreciation rights (“SARs”) to employees and executive officers.

The RSUs have a weighted average fair value of $8.47 per unit based on the closing price of the Company’s common stock on the grant date. Vesting of the RSUs is based on continued service, certain performance metrics and a time based vesting schedule. The grant date fair value of the RSUs is recognized as compensation expense over a graded schedule with the first tranche amortized over the period between the grant date and the expected date the performance condition will be satisfied, and the remaining tranches amortized over the period between the grant date and the vesting date for each tranche.

The SARs have a weighted average exercise price of $8.49 per unit, which is equal to the closing price of the Company’s common stock on the date of grant, and a weighted average fair value of $5.96 per unit as determined using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected term	6.2 years
Risk-free interest rate	1.94%
Dividend yield	0%
Volatility	81%

The SARs vest over three years based on continued service and have contractual terms of seven years from the grant date. The grant date fair value of the SARs is recognized as compensation expense on a straight-line basis over the vesting period.

The following table shows share-based compensation expense recognized (in thousands):

	Three Months Ended September 30,
	2010	2009
Share-based compensation expense:
Non-employee director RSUs	$35	$13
Employee and executive officer RSUs	127	88
SARs	67	35

Total share-based compensation expense	$229	$136

Non-employee director RSU expense is recognized in other operating expense and employee RSU and SAR expense are recognized in payroll and employee benefits in the Consolidated Statements of Operations.

As of September 30, 2010, the total unrecognized share-based compensation expense, excluding any forfeiture estimate, was $2.7 million. The remaining unrecognized share-based compensation expense will be recognized over a weighted average period of 2.3 years.

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

The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended September 30,
	2010	2009
Service cost	$558	$408
Interest cost	171	124
Expected return on plan assets	(215)	(155)
Net prior service cost amortization (1)	16	16
Net loss amortization (2)	87	63

Net periodic benefit cost	$617	$456

(1)	In Note 11, the amortization of prior service cost from accumulated other comprehensive income (loss) is net of an income tax provision of $6,000 for both the three months ended September 30, 2010 and 2009.

(2)	In Note 11, the amortization of net loss from accumulated other comprehensive income (loss) is net of an income tax provision of $32,000 and $24,000 for the three months ended September 30, 2010 and 2009, respectively.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2011	2010
Discount rate	5.64%	6.17%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed $0.4 million and $0.5 million during the three months ended September 30, 2010 and 2009, respectively. The Company’s fiscal 2011 contributions are anticipated to approximate $2.1 million.

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

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income from continuing operations per share attributable to Rural/Metro computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2010	2009
Income from continuing operations	$6,388	$3,542
Less: Net income attributable to noncontrolling interest	986	705

Income from continuing operations attributable to Rural/Metro	5,402	2,837
Average number of shares outstanding - Basic	25,280	24,858
Add: Incremental shares for dilutive effect of stock options, RSUs and SARs	280	346

Average number of shares outstanding - Diluted	25,560	25,204

Income from continuing operations per share attributable to Rural/Metro - Basic	$0.21	$0.12

Income from continuing operations per share attributable to Rural/Metro - Diluted	$0.21	$0.12

For the three months ended September 30, 2010 and 2009, certain option shares and SARs have been excluded from the calculation of diluted income from continuing operations per share attributable to Rural/Metro because the inclusion of those option shares and SARs would have been antidilutive for that period. Such options and SARs totaled 0.2 million and 0.4 million shares for the three months ended September 30, 2010 and 2009, respectively.

(11) Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Net income	$6,413	$3,624
Components of other comprehensive (loss) income:
Change in fair value of interest rate hedge, net of tax	(106)	—
Defined benefit pension plan:
Amortization of prior service cost, net of tax	10	10
Amortization of net loss, net of tax	54	39

Total other comprehensive (loss) income	(42)	49

Comprehensive income	6,371	3,673
Comprehensive income attributable to noncontrolling interest	(986)	(705)

Comprehensive income attributable to Rural/Metro	$5,385	$2,968

For the three months ended September 30, 2010 and 2009, there was no other comprehensive income attributable to noncontrolling interest.

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

Regulatory Compliance

The Company is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Within the healthcare industry, government investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers is ongoing. From time to time, the Company is subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Under the Company’s existing compliance program, the Company initiates its own investigations and conducts audits to examine compliance with various policies and regulations, including periodic reviews of the levels of service and corresponding rates the Company bills to various payers. Internal investigations or audits may result in significant repayment obligations for patient services previously billed or the modification of estimates relating to reimbursements. For example, in the quarter ended March 31, 2010, following a review of certain claims in the Company’s East segment, a reserve was established in the amount of $1.5 million for a change in estimate relating to levels of service on claims for which the Company was previously reimbursed. As of September 30, 2010, $0.4 million remained accrued for this matter. The Company believes that it is substantially in compliance with fraud and abuse statutes and their applicable governmental interpretation.

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company disagrees with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a counteroffer of $2.4 million in exchange for a full release relating to the government’s allegations. As of September 30, 2010, $2.4 million remained accrued for this matter. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time, it is not possible to predict the ultimate conclusion of this investigation.

(13) Segment Reporting

Effective July 1, 2010, the Company realigned its reporting segments. Prior period segment information has been recast to reflect the operations in the realigned reporting segments. The Company has four geographical operating zones that correspond with the manner in which the associated operations are managed and evaluated by its chief operating decision maker. These reporting segments are:

Segment	States
East

Connecticut, Delaware, Illinois, Indiana, Iowa, Kentucky, Maine, Maryland, Massachusetts,

Michigan, Minnesota, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island,

Vermont, Virginia, Wisconsin, West Virginia and the District of Columbia

South	Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, North Carolina, South Carolina and Tennessee

Southwest	Arizona, Kansas, New Mexico, Oklahoma and Texas

West	Alaska, California, Colorado, Hawaii, Idaho, Montana, Nebraska, Nevada, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming

Although each state (and the District of Columbia) has been assigned to an operating zone, the Company currently operates in the following 20 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, New Jersey, New York, North Dakota, Ohio, Oregon, Tennessee, South Dakota and Washington.

Each reporting segment provides ambulance services while the Company’s fire and other services are primarily in the South and Southwest segments. The Company’s specialty fire operations, which consist primarily of airport and industrial facility fire protection, operate in multiple states but are reported in the South segment.

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes, goodwill impairment and loss on extinguishment of debt. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only. Segment asset information is not used by the Company’s chief operating decision maker in assessing segment performance.

The following table summarizes segment information (in thousands):

	East	South	Southwest	West	Total
Three months ended September 30, 2010
Net revenues from external customers:
Ambulance services	$33,074	$26,926	$37,452	$25,010	$122,462
Other services (1)	814	7,313	9,446	96	17,669

Total net revenue	$33,888	$34,239	$46,898	$25,106	$140,131

Segment profit from continuing operations	$7,750	$2,293	$7,902	$3,934	$21,879

	East	South	Southwest	West	Total
Three months ended September 30, 2009
Net revenues from external customers:
Ambulance services	$30,616	$23,234	$34,563	$23,518	$111,931
Other services (1)	1,074	7,379	9,989	121	18,563

Total net revenue	$31,690	$30,613	$44,552	$23,639	$130,494

Segment profit from continuing operations	$7,334	$3,055	$5,698	$2,282	$18,369

(1)	Other services consists of revenue generated from fire protection services; including master fire contracts and subscription fire services, airport fire and rescue; home health care services; and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,
	2010	2009
Segment profit	$21,879	$18,369
Depreciation and amortization	(4,289)	(3,809)
Interest expense	(7,330)	(7,470)
Interest income	74	82

Income from continuing operations before income taxes	$10,334	$7,172

(14) Discontinued Operations

The Company has exited certain operations and because these operations are considered separate components of the Company, the results of these operations, as well as operations discontinued in previous periods, are reported within income (loss) from discontinued operations in the Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009. The Consolidated Statement of Operations for the three months ended September 30, 2009 has been recast to reflect these operations as discontinued. Amounts recorded in the three months ended September 30, 2010 primarily relate to adjustments of previously recorded estimates of collectability of revenues.

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

	Three Months Ended September 30,
	2010	2009
Net revenue:
East	$—	$112
South	6	729
Southwest	—	11
West	54	1,022

Net revenue from discontinued operations	$60	$1,874

	Three Months Ended September 30,
	2010	2009
Income (loss):
East	$(2)	$41
South	3	17
Southwest	(3)	7
West	27	17

Income from discontinued operations, net of income taxes	$25	$82

Income from discontinued operations is presented net of an income tax provision of $16,000 and a $0.1 million income tax provision for the three months ended September 30, 2010 and 2009, respectively. There was no net revenue or income (loss) from discontinued operations attributable to noncontrolling interest for the three months ended September 30, 2010 and 2009.

(15) Variable Interest Entity

GAAP may require a company to consolidate in its financial statements the assets, liabilities and activities of a VIE. GAAP provides guidance as to the definition of a VIE and requires that such VIEs be consolidated if the reporting company’s interest in the entity has certain characteristics that make it the primary beneficiary.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends ASC 810, Consolidation to include the new guidance issued in June 2009 that changes the accounting and disclosure requirements for the consolidation of VIEs. The ASU changes the approach to determining the primary beneficiary of a VIE and requires entities to assess on an ongoing basis whether they must consolidate VIEs. The Company adopted the ASU on July 1, 2010.

The Company conducted an analysis under the new guidance and concluded that San Diego Medical Services Enterprise, LLC (“SDMSE”), the entity formed with respect to our public/private alliance with the City of San Diego, is a VIE and that the Company is the primary beneficiary and therefore must continue to consolidate SDMSE.

The Company is the primary beneficiary because its relationship with SDMSE has both of the following characteristics:

1.	The power to direct the activities of a VIE that most significantly impact the VIE’s economic performance

2.	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company conducted a review of SDMSE’s activities that most significantly impact SDMSE’s economic performance and concluded that it effectively has the power to direct the majority of those activities. The Company also has the obligation to absorb losses or receive benefits from SDMSE that could potentially be significant to SDMSE. The Company shares 50% of profits or losses and absorbs all losses over a contractual limit.

The Company believes, based on the historical financial performance of SDMSE, that the probability is remote that SDMSE’s losses will exceed the cumulative threshold and require the Company to absorb 100% of the additional losses.

The following is a summary of SDMSE’s assets and liabilities (in thousands):

	September 30, 2010	June 30, 2010
Current assets	$8,471	$8,761
Noncurrent assets	582	547

Total assets	$9,053	$9,308

Current liabilities	$4,712	$5,931
Noncurrent liabilities	—	—

Total liabilities	$4,712	$5,931

The assets held by SDMSE are generally not available for use by the Company. SDMSE’s operations are financed from cash flows from operations. The Company has not provided financial or other support to SDMSE that it was not contractually obligated to provide. SDMSE’s net income attributable to noncontrolling interest was $1.0 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively. SDMSE’s current liabilities consist primarily of intercompany balances which are eliminated in consolidation.

The Company has consolidated SDMSE since fiscal 2003.

(16) Subsequent Events

Debt Refinancing

In November 2010, the Company announced its intention to negotiate a new term loan and a new revolving credit facility to replace its existing secured revolving credit, term loan and letter of credit facilities, and to finance the redemption of the Company’s outstanding Senior Discount Notes.

Purchase of Pridemark

On October 15, 2010, the Company consummated the purchase of medical transportation services provider Pridemark Paramedic Services. The Company purchased substantially all of the assets of Pridemark. Pridemark historically generated $12 million in net ambulance revenue per year. The Company will account for the purchase as a business combination in the second quarter of fiscal 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our references to words or phrases such as “believes”, “anticipates”, “expects”, “plans”, “intends”, “may”, “should”, “will likely result”, “continue”, “estimates”, “projects” or similar expressions identify such forward-looking statements. We may also make forward looking statements in our earnings releases, earnings calls and other investor communications and reports we file with the SEC. We caution readers that such forward-looking statements, including those relating to our future business prospects, uncompensated care, working capital, accounts receivable collection, liquidity, cash flow, EBITDA, adjusted EBITDA, capital expenditures, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Quarterly Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements, including the risks set forth in full in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed September 8, 2010 with the SEC, and in Item 1A of Part II and elsewhere in this Quarterly Report.

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

This Quarterly Report should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K filed with the SEC on September 8, 2010.

Management’s Overview

During fiscal 2011, our focus remains on clinical excellence, on-time performance and the best customer care possible. We are excited about the opportunities we have already secured and those that lie ahead as we demonstrate our industry-leading commitment to excellence and build long-term value for our shareholders. We believe there is tremendous opportunity to grow our company through strategic acquisitions, winning new emergency contracts and cold start-ups in new non-emergency markets. We anticipate experiencing some headwind in our ability to obtain rate increases which will slow growth in average patient charge (“APC”) in the near term. For example, 45% of our ambulance transports are reimbursed under the Medicare Ambulance Fee Schedule Final Rule which includes an annual ambulance inflation factor (“AIF”) based upon changes in the consumer price index for all urban consumers (“CPI-Urban”) measured June 30th of each year. In addition, in March 2010 Congress enacted the Patient Protection and Affordable Care Act of 2010 which expressly allows for negative adjustments in ambulance reimbursement rates via the application of a multifactor productivity reduction to the AIF (“MFP”). Accordingly, effective January 1, 2011, we expect, after the application of the MFP reduction to the AIF, a net 0.25% reduction in the ambulance fee schedule reimbursement rates. Having said this, we anticipate revenue growth in the near term will be driven more by increases in transport volume, both organic and strategic, than through increases in APC.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 20 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. For the three months ended September 30, 2010 and 2009, respectively, 44.4% and 43.9% of our transports were generated from emergency ambulance services. Non-emergency ambulance services, including critical care transfers and other interfacility transports, comprised 55.6% and 56.1%, respectively, of our transports for the same periods. All ambulance related services generated 87.4% and 85.8% of net revenue for the three months ended September 30, 2010 and 2009, respectively. The remainder of our net revenue was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the number of ambulance transports we take, the amount we expect to collect per transport and the cost we incur to provide these services.

The following is a summary of certain key operating statistics (Adjusted EBITDA from continuing operations in thousands):

	Three Months Ended September 30,
	2010	2009
Net Medical Transport APC (1)	$397	$389
DSO (2)	42	49
Adjusted EBITDA from continuing operations (3)	$21,122	$17,800
Medical Transports (4)	291,152	268,755

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations.

(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

(3)	See the discussion below of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).

(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

EBITDA from continuing operations attributable to Rural/Metro (“EBITDA”) is defined by us as income (loss) from continuing operations before Interest Expense (Income), Taxes, Income Attributable to Noncontrolling Interest and Depreciation and Amortization. Adjusted EBITDA from continuing operations attributable to Rural/Metro (“Adjusted EBITDA”) excludes share-based compensation expense. Adjusted EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. Adjusted EBITDA is not considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth our EBITDA and adjusted EBITDA, as well as a reconciliation to (loss) income from continuing and discontinued operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended September 30,
	2010	2009
Income from continuing operations	$6,388	$3,542
Add (deduct):
Depreciation and amortization	4,289	3,809
Interest expense	7,330	7,470
Interest income	(74)	(82)
Income tax provision	3,946	3,630
Income attributable to noncontrolling interest	(986)	(705)

EBITDA from continuing operations attributable to Rural/Metro	20,893	17,664

Add (deduct):
Share-based compensation expense	229	136

Adjusted EBITDA from continuing operations attributable to Rural/Metro	21,122	17,800

Income from discontinued operations	25	82
Add (deduct):
Depreciation and amortization	—	70
Income tax provision	16	64

EBITDA from discontinued operations attributable to Rural/Metro	41	216

Total adjusted EBITDA attributable to Rural/Metro	$21,163	$18,016

Factors Affecting Operating Results

Net Change in Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal, or RFP, and in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable to us as present terms.

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

Uncompensated Care

When we contract with municipal, county or other governing authorities as an exclusive provider of emergency ambulance services, we are required to provide services to their citizens regardless of the ability or willingness of patients to pay. As a result, we incur write-offs for uncompensated care in the normal course of providing ambulance services. The following table shows the source of uncompensated care write-offs as a percentage of total uncompensated care write-offs:

	Three Months Ended September 30,
	2010	2009
Commercial Insurance	15%	22%
Co-Pays/Deductibles	9%	8%
Medicare/Medicaid Denials	9%	9%
Self-Pay	67%	61%

Total	100%	100%

Uncompensated care write-offs fall into four categories: (1) denials for uncovered services by commercial insurers; (2) unpaid co-pays and deductibles under Medicare and commercial insurance programs; (3) denials for medical necessity by Medicare and Medicaid; and (4) write-offs related to patients who are uninsured or otherwise have no ability to pay.

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percent of our transport mix in the first three months of fiscal 2011 to 9.2% as compared to 9.4% in the first three months of fiscal 2010. Although we are not seeing an impact at this time and believe we have measures in place to promptly identify negative payer mix trends, we do recognize a weakened economy may shift our current transport mix to a higher volume of uninsured and underinsured claims. If this occurs, we may see higher uncompensated care write-offs as a result of a reduction in collections based on historical collections trends for this payer mix; which would in turn impact our cash flows from operations and overall liquidity.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended September 30, 2010 and 2009

(unaudited)

(in thousands, except per share amounts)

	2010	% of Net Revenue	2009	% of Net Revenue	$ Change	% Change
Net revenue	$140,131	100.0%	$130,494	100.0%	$9,637	7.4%

Operating expenses:
Payroll and employee benefits	84,811	60.5%	81,050	62.1%	3,761	4.6%
Depreciation and amortization	4,289	3.1%	3,809	2.9%	480	12.6%
Other operating expenses	30,044	21.4%	27,826	21.3%	2,218	8.0%
General/auto liability insurance expense	3,650	2.6%	3,411	2.6%	239	7.0%
Gain on sale/disposal of assets	(253)	(0.2)%	(162)	(0.1)%	(91)	(56.2)%

Total operating expenses	122,541	87.4%	115,934	88.8%	6,607	5.7%

Operating income	17,590	12.6%	14,560	11.2%	3,030	20.8%
Interest expense	(7,330)	(5.2)%	(7,470)	(5.7)%	140	1.9%
Interest income	74	0.1%	82	0.1%	(8)	(9.8)%

Income from continuing operations before income taxes	10,334	7.4%	7,172	5.5%	3,162	44.1%
Income tax provision	(3,946)	(2.8)%	(3,630)	(2.8)%	(316)	(8.7)%

Income from continuing operations	6,388	4.6%	3,542	2.7%	2,846	80.4%
Income from discontinued operations, net of income taxes	25	0.0%	82	0.1%	(57)	(69.5)%

Net income	6,413	4.6%	3,624	2.8%	2,789	77.0%
Net income attributable to noncontrolling interest	(986)	(0.7)%	(705)	(0.5)%	(281)	(39.9)%

Net income attributable to Rural/Metro	$5,427	3.9%	$2,919	2.2%	$2,508	85.9%

Income per share:
Basic -
Income from continuing operations attributable to Rural/Metro	$0.21		$0.12		$0.09
Income from discontinued operations attributable to Rural/Metro	—		—		—

Net income attributable to Rural/Metro	$0.21		$0.12		$0.09

Diluted -
Income from continuing operations attributable to Rural/Metro	$0.21		$0.12		$0.09
Income from discontinued operations attributable to Rural/Metro	—		—		—

Net income attributable to Rural/Metro	$0.21		$0.12		$0.09

Average number of common shares outstanding - Basic	25,280		24,858		422

Average number of common shares outstanding - Diluted	25,560		25,204		356

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Ambulance services	$122,462	$111,931	$10,531	9.4%
Other services	17,669	18,563	(894)	(4.8)%

Total net revenue	$140,131	$130,494	$9,637	7.4%

Ambulance Services

The increase in ambulance services revenue was primarily due to a $7.1 million increase in same service area revenue and $3.4 million of new contract revenue related to a new emergency contract in Georgia and volume related to our acquisition of a medical transportation services provider in Kentucky. The increase in same service area revenue included a $4.6 million increase in medical transport volume and $3.1 million in net medical transport APC offset by a $0.3 million decrease in ATS revenue related to decreases in ATS transport volume.

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base.

Below are two tables with quarterly comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency and non-emergency.

	Three Months Ended September 30,
	2010	2009	Transport Change	% Change
Same service area medical transports	280,265	268,755	11,510	4.3%
New contract medical transports	10,887	N/A	10,887	#

Medical transports from continuing operations	291,152	268,755	22,397	8.3%

# - Variances over 100% not displayed

	Three Months Ended September 30,
	2010	% of Transports	2009	% of Transports	Transport Change	% Change
Emergency medical transports	129,384	44.4%	117,866	43.9%	11,518	9.8%
Non-emergency medical transports	161,768	55.6%	150,889	56.1%	10,879	7.2%

Medical transports from continuing operations	291,152	100.0%	268,755	100.0%	22,397	8.3%

The growth in same service area transports was primarily due to transport volume increases in our Tennessee and Alabama markets. New contract transport growth is related to a new emergency contract in Georgia and transports related to our acquisition of a medical transportation service provider in Kentucky.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $109.5 million and $89.3 million for the three months ended September 30, 2010 and 2009, respectively. The increase of $20.2 million is primarily a result of increased transports, rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 12.5% and 13.3% for the three months ended September 30, 2010 and 2009, respectively.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended September 30,
	2010	% of Gross Revenue	2009	% of Gross Revenue	$ Change	% Change
Gross Revenue	$265,218	100.0%	$232,228	100.0%	$32,990	14.2%
Contractual Discounts	(109,548)	(41.3)%	(89,332)	(38.5)%	(20,216)	(22.6)%
Uncompensated care	(33,208)	(12.5)%	(30,965)	(13.3)%	(2,243)	(7.2)%

Net Medical Transportation Revenue	$122,462	46.2%	$111,931	48.2%	$10,531	9.4%

Ambulance Services Revenue by Payer Category

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Three Months Ended September 30,
	2010	2009
Medicare	42.5%	43.3%
Medicaid	18.4%	15.0%
Commercial insurance	33.0%	34.9%
Self-pay	1.0%	0.9%
Fees/subsidies	5.1%	5.9%

Total	100.0%	100.0%

Net Medical Transport APC

Net medical transport APC for the three months ended September 30, 2010 increased $8 to $397 from $389 for the three months ended September 30, 2009. The 2.1% increase was primarily due to improved collections and rate increases.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense as a percentage of revenue has decreased reflecting a more efficient utilization of the fixed labor base over higher transport volumes. In addition to increased transports and unit hours health insurance expense decreased $1.1 million and workers compensation expense decreased $0.6 million when compared to the prior year that included a $0.8 million claim reserve adjustment.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to September 30, 2009.

Other Operating Expenses

Other operating expenses increased due to $0.9 million in vehicle and equipment expenses, $0.8 million in professional fees and $0.7 million in station expenses. Vehicle and equipment expenses increased primarily related to both fuel and operating supplies which are impacted by transport volume.

General/Auto Liability Insurance Expense

General/auto liability insurance expense was relatively flat compared to the same quarter in the prior year.

Interest Expense

The decrease in interest expense is a result of a lower outstanding Term Loan balance and an overall lower cost of capital as a result of the December 2009 refinancing of our debt.

Income Tax Provision

During the three months ended September 30, 2010, our effective tax rate for continuing operations was 38.2%. This rate differs from the federal statutory rate of 35.0% primarily as a result of state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

During the three months ended September 30, 2009, our effective tax rate for continuing operations was 50.6%. This rate differs from the federal statutory rate of 35.0% primarily as a result of non-deductible non-cash interest expense related to our Senior Discount Notes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

We recorded a $16,000 income tax provision and a $0.1 million income tax provision for discontinued operations during the three months ended September 30, 2010 and 2009, respectively. The Company made income tax payments of $0.2 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 — Segments

Overview

Effective July 1, 2010, we realigned our reporting segments. Prior period segment information has been recast to reflect the operations in the realigned reporting segments. We have four geographical operating zones that correspond with the manner in which the associated operations are managed and evaluated by its chief operating decision maker. These reporting segments are:

Segment	States
East

Connecticut, Delaware, Illinois, Indiana, Iowa, Kentucky, Maine, Maryland, Massachusetts,

Michigan, Minnesota, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island,

Vermont, Virginia, Wisconsin, West Virginia and the District of Columbia

South	Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, North Carolina, South Carolina and Tennessee

Southwest	Arizona, Kansas, New Mexico, Oklahoma and Texas

West	Alaska, California, Colorado, Hawaii, Idaho, Montana, Nebraska, Nevada, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming

Although each state (and the District of Columbia) has been assigned to an operating zone, we currently operate in the following 20 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, New Jersey, New York, North Dakota, Ohio, Oregon, Tennessee, South Dakota and Washington.

Each reporting segment provides ambulance services while our fire and other services are primarily in the South and Southwest segments. Our specialty fire operations, which consist primarily of airport and industrial facility fire protection, operate in multiple states but are reported in the South segment.

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

East

The following table presents financial results and key operating statistics for the East operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$33,074	$30,616	$2,458	8.0%
Other services	814	1,074	(260)	(24.2)%

Total net revenue	$33,888	$31,690	$2,198	6.9%

Segment profit	$7,750	$7,334	$416	5.7%
Segment profit margin	22.9%	23.1%
Medical transports	89,896	83,581	6,315	7.6%
Net Medical Transport APC	$353	$350	$3	0.9%
DSO	45	45	—	—

Revenue

The increase in ambulance services revenue was primarily due to a $1.3 million increase in same service area revenue and $1.2 million of new contract revenue related to our acquisition of a medical transportation services provider in Kentucky. The increase in same service area revenue included $0.8 million in medical transport volume and $0.5 million in net medical transport APC. The increase in same service area medical transport volume was due to growth in non-emergency transports in Kentucky and emergency transports in New York. The net medical transport APC increase was primarily due to improvement in collections and rate increases.

Payroll and employee benefits

Payroll and employee benefits was $17.8 million, or 52.5% of net revenue for the three months ended September 30, 2010, compared to $16.0 million, or 50.5% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports, unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses was $6.0 million for the three months ended September 30, 2010, or 17.7% of net revenue, compared to $6.0 million, or 18.9% of net revenue for the same period in the prior year.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$26,926	$23,234	$3,692	15.9%
Other services	7,313	7,379	(66)	(0.9)%

Total net revenue	$34,239	$30,613	$3,626	11.8%

Segment profit	$2,293	$3,055	$(762)	(24.9)%
Segment profit margin	6.7%	10.0%
Medical transports	83,588	70,894	12,694	17.9%
Net Medical Transport APC	$300	$299	$1	0.3%
DSO	43	43	—	—

Revenue

The increase in ambulance services revenue was primarily due to $2.2 million from a new emergency contract in Georgia and $1.5 million of same service area revenue. Same service area revenue increased due to increases in medical transport volume. The increase in same service area medical transports was due to growth in non-emergency transport volume in our Tennessee, Alabama, and Georgia markets related to concentrated marketing efforts to expand our non-emergency business.

Payroll and employee benefits

Payroll and employee benefits was $22.4 million, or 65.4% of net revenue for the three months ended September 30, 2010, compared to $19.4 million, or 63.4% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports, unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended September 30, 2010 was $6.9 million, or 20.2% of net revenue compared to $5.6 million, or 18.3% of net revenue, for the same period in the prior year. The increase was due to increased vehicle and equipment expenses, including a $0.3 million increase in fuel expense related to increased transports and fuel prices, and a $0.3 million increase in general/auto liability insurance expense.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$37,452	$34,563	$2,889	8.4%
Other services	9,446	9,989	(543)	(5.4)%

Total net revenue	$46,898	$44,552	$2,346	5.3%

Segment profit	$7,902	$5,698	$2,204	38.7%
Segment profit margin	16.8%	12.8%
Medical transports	59,079	58,341	738	1.3%
Net Medical Transport APC	$629	$586	$43	7.3%
DSO	35	48	(13)	(27.1)%

Revenue

The increase in ambulance services revenue was primarily due to a $2.5 million increase in same service area net medical transport APC and a $0.4 million increase in same service area medical transport volume. The increase in net medical transport APC was due to collection rate increases as well as service level increases. Medical transports increased primarily due to increases in emergency transport volume.

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base.

We were not selected as the continuing ambulance provider for the City of Peoria, Arizona effective with the expiration of our current contract on August 18, 2010. This contract accounted for approximately 8,500 emergency transports and $4.6 million of net revenue annually. The expiration of the contract resulted in 1,049 fewer transports during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Payroll and employee benefits

Payroll and employee benefits was $25.4 million, or 54.2% of net revenue for the three months ended September 30, 2010, compared to $24.6 million, or 55.2% of net revenue, for the same period in the prior year. The increase was primarily due to increased transports, unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses decreased to $10.4 million for the three months ended September 30, 2010, or 22.2% of net revenue, compared to $11.0 million, or 24.7% of net revenue, for the same period in the prior year. The decrease was due to a decrease in vehicle and equipment expenses.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$25,010	$23,518	$1,492	6.3%
Other services	96	121	(25)	(20.7)%

Total net revenue	$25,106	$23,639	$1,467	6.2%

Segment profit	$3,934	$2,282	$1,652	72.4%
Segment profit margin	15.7%	9.7%
Medical transports	58,589	55,939	2,650	4.7%
Net Medical Transport APC	$370	$356	$14	3.9%
DSO	53	65	(12)	(18.5)%

Revenue

The increase in ambulance services revenue was primarily due to a $0.9 million increase in same service area medical transport volume and a $0.8 million increase in net medical transport APC. Medical transports increased due to growth in non-emergency transport volume in San Diego and emergency transport volume in Colorado. The net medical transport APC increase was primarily due to improvement in collections and rate increases.

Payroll and employee benefits

Payroll and employee benefits was $13.5 million, or 53.8% of net revenue for the three months ended September 30, 2010, compared to $13.5 million, or 57.1% of net revenue, for the same period in the prior year.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended September, 2010 was $6.7 million, or 26.7% of net revenue, compared to $6.8 million, or 28.8% of net revenue, for the same period in the prior year.

Critical Accounting Estimates and Policies

Our critical accounting estimates and policies are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010. During the three months ended September 30, 2010, there have been no significant changes in our critical accounting estimates and policies other than as discussed in Note 1 to our Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. For a discussion of our critical accounting estimates and policies, see item 7 in our Form 10-K for the year ended June 30, 2010 filed with the SEC on September 8, 2010.

The financial information as of September 30, 2010 should be read in conjunction with the financial statements for the year ended June 30, 2010 contained in our Form 10-K filed with the SEC on September 8, 2010.

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

We have available to us, upon compliance with certain conditions, a $40.0 million Revolving Credit Facility, less any letters of credit outstanding under the $25.0 million letter of credit sub-line. There were $24.6 million of letters of credit outstanding under the sub-line of the revolving credit facility at September 30, 2010. No other amounts were outstanding under the Revolving Credit Facility as of September 30, 2010.

In November 2010, we announced our intention to negotiate a new term loan and a new revolving credit facility to replace our existing secured revolving credit, term loan and letter of credit facilities, and to finance the redemption of our outstanding Senior Discount Notes.

Cash Flow

The table below summarizes cash flow information (in thousands):

	Three Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$15,217	$17,561
Net cash used in investing activities	(2,669)	(2,176)
Net cash used in financing activities	(2,875)	(10,480)

Operating Activities

Net cash provided by operating activities totaled $15.2 million and $17.6 million for the three months ended September 30, 2010 and 2009, respectively. The decrease in net cash provided by operating activities was primarily due the Senior Discount Notes converting to cash interest payments effective March 2010, and changes in assets and liabilities. There were other less significant changes in non-cash items.

We had working capital of $46.4 million at September 30, 2010, including cash and cash equivalents of $29.9 million, compared to working capital of $34.6 million, including cash and cash equivalents of $20.2 million, at June 30, 2010. The increase in working capital as of September 30, 2010 is primarily related to increases in cash due to continuing improvement in collections, increases in accounts receivable due to increased revenue and the timing of payments on accrued liabilities.

Effective March 2010, the non-cash accretion of the 12.75% Senior Discount Notes ceased and cash interest began to accrue. The first $6.0 million semi-annual interest payment was made in September 2010.

Investing Activities

Net cash used in investing activities is primarily for capital expenditures, which totaled $2.7 million and $2.2 million for the three months ended September 30, 2010 and 2009, respectively.

Financing Activities

Net cash used in financing activities primarily reflects the use of cash for the repayment of debt including the $1.9 million excess cash flow payment required on the Term Loan due 2014 and the $0.5 million scheduled principal payment on the Term Loan due 2014. Additionally, we made $0.5 million in distributions to the City of San Diego.

During the three months ended September 30, 2009, we made a $10.0 million principal payment on our Term Loan B and $0.4 million in distributions to the noncontrolling interest.

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

	Level Specified in Agreement	Level Achieved at September 30, 2010	Levels to be achieved at
Financial Covenant			December 31, 2010	March 31, 2011	June 30, 2011
Interest expense coverage ratio	> 2.00	3.31	> 2.00	> 2.00		> 2.00
Total leverage ratio (1)	< 5.20	3.81	< 5.20	< 5.00		< 4.80
Senior secured leverage ratio (1)	< 3.35	2.50	< 3.35	< 3.20		< 3.10
Capital expenditure (2)	N/A	N/A	N/A	N/A	< $	23.5 million

(1)	Calculated using a 2009 Term Loan balance of $176.8 million. See discussion in Note 5 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

(2)	Measured annually at June 30.

We were in compliance with all of our covenants under our 2009 Credit Facility and Senior Discount Notes at September 30, 2010 as shown above. We anticipate continuing compliance. See Note 6 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q for a discussion regarding the 2009 Credit Facility and termination of the 2005 Credit Facility.

Contractual Obligations and Other Commitments

As of September 30, 2010, there had been no material changes to our contractual obligations and other commitments as reported in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 8, 2010.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Current amounts outstanding under our Term Loan due 2014 and the 2009 Revolving Credit Facility bear interest at LIBOR plus 5.00% (subject to a LIBOR floor of 2.00%) or, at Rural/Metro, LLC’s option, the Alternate Base Rate plus 4.00%. Due to the 2.00% floor in LIBOR rate, our interest expense will not increase with an increase in LIBOR until LIBOR exceeds 2.00%. Based on amounts outstanding under our 2009 Credit Facility at September 30, 2010, a 1% increase in the LIBOR rate over 2.00% would increase our interest expense on an annual basis by approximately $1.8 million. If LIBOR exceeds 3.00%, our interest rate cap effectively hedges any rate increase above 3.00% for its notional amount of $60.0 million. For the remainder of the Term Loan due 2014, for a 1% increase in LIBOR over 3%, interest expense would increase by $1.2 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into additional hedging transactions, such as interest rate swap or cap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the three month period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Note 12 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 8, 2010, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K filed with the SEC on September 8, 2010.

Item 6.	Exhibits

Exhibits

10.1	Restricted Stock Unit Agreement – Stock-Settled Only, for Michael P. DiMino (with Time-Based Vesting) (1)**

10.2	Stock Appreciation Rights Agreement – Stock-Settled Only, For Michael P. DiMino (with Time-Based Vesting) (1)**

10.3	Form of Change of Control Agreement between the Company and certain executive officers (2)**

10.4	Form of Severance, Confidentiality, Nonsolicitation and Noncompetition Agreement between the Company and certain executive officers (2)**

10.5	Rural/Metro Corporation Incentive Plan as adopted on September 15, 2010 by the Company’s Board of Directors (2)**

10.6	Amendment to Compensation Schedule for Non-employee Directors***

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.

+	Furnished but not filed.

**	Management contracts or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 16, 2010.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 21, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: November 8, 2010	By:	/S/ MICHAEL P. DIMINO
Michael P. DiMino,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ KRISTINE B. PONCZAK
Kristine B. Ponczak,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/S/ DONNA BERLINSKI
Donna Berlinski,
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

10.1	Restricted Stock Unit Agreement – Stock-Settled Only, for Michael P. DiMino (with Time-Based Vesting) (1)**

10.2	Stock Appreciation Rights Agreement – Stock-Settled Only, for Michael P. DiMino (with Time-Based Vesting) (1)**

10.3	Form of Change of Control Agreement between the Company and certain executive officers (2)**

10.4	Form of Severance, Confidentiality, Nonsolicitation and Noncompetition Agreement between the Company and certain executive officers (2)**

10.5	Rural/Metro Corporation Incentive Plan as adopted on September 15, 2010 by the Company’s Board of Directors (2)**

10.6	Amendment to Compensation Schedule for Non-employee Directors***

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.

+	Furnished but not filed.

**	Management contracts or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 16, 2010.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 21, 2010.