Form 10-Q
period 2010-12-31
RURAL/METRO CORP /DE/
filed 2011-02-09
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

There were 25,376,981 shares of the registrant’s Common Stock outstanding on February 3, 2011.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2010

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,725	$20,228
Accounts receivable, net	72,625	63,581
Inventories	7,075	8,001
Deferred income taxes	24,838	23,737
Prepaid expenses and other	7,574	7,907

Total current assets	138,837	123,454
Property and equipment, net	51,563	50,670
Goodwill	37,947	36,516
Restricted cash	213	20,376
Deferred income taxes	38,817	41,538
Other assets	17,933	15,908

Total assets	$285,310	$288,462

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$11,770	$12,914
Accrued and other current liabilities	44,171	48,290
Deferred revenue	21,213	21,244
Current portion of long-term debt	1,609	6,436

Total current liabilities	78,763	88,884
Long-term debt, net of current portion	261,416	262,606
Other long-term liabilities	43,735	38,130

Total liabilities	383,914	389,620

Commitments and contingencies (Note 13)
Rural/Metro stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,376,481 and 25,254,713 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	254	252
Additional paid-in capital	157,163	156,748
Treasury stock, 96,246 shares at both December 31, 2010 and June 30, 2010	(1,239)	(1,239)
Accumulated other comprehensive loss	(3,756)	(3,782)
Accumulated deficit	(253,198)	(254,823)

Total Rural/Metro stockholders’ deficit	(100,776)	(102,844)
Noncontrolling interest	2,172	1,686

Total deficit	(98,604)	(101,158)

Total liabilities and deficit	$285,310	$288,462

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net revenue	$141,326	$133,278	$281,457	$263,772

Operating expenses:
Payroll and employee benefits	86,448	80,829	171,259	161,879
Depreciation and amortization	4,675	3,822	8,964	7,631
Other operating expenses	32,637	30,793	62,681	58,619
General/auto liability insurance expense	8,689	5,174	12,339	8,585
Gain on sale/disposal of assets	(451)	(240)	(704)	(402)

Total operating expenses	131,998	120,378	254,539	236,312

Operating income	9,328	12,900	26,918	27,460
Interest expense	(7,183)	(7,175)	(14,513)	(14,645)
Interest income	50	49	124	131
Loss on debt extinguishment	(8,025)	(13,842)	(8,025)	(13,842)

(Loss) income from continuing operations before income taxes	(5,830)	(8,068)	4,504	(896)
Income tax benefit (provision)	2,519	3,979	(1,427)	349

(Loss) income from continuing operations	(3,311)	(4,089)	3,077	(547)
Income (loss) from discontinued operations, net of income taxes	9	(351)	34	(269)

Net (loss) income	(3,302)	(4,440)	3,111	(816)
Net income attributable to noncontrolling interest	(500)	(330)	(1,486)	(1,035)

Net (loss) income attributable to Rural/Metro	$(3,802)	$(4,770)	$1,625	$(1,851)

(Loss) income per share:
Basic -
(Loss) income from continuing operations attributable to Rural/Metro	$(0.15)	$(0.18)	$0.06	$(0.06)
Income (loss) from discontinued operations attributable to Rural/Metro	—	(0.01)	—	(0.01)

Net (loss) income attributable to Rural/Metro	$(0.15)	$(0.19)	$0.06	$(0.07)

Diluted -
(Loss) income from continuing operations attributable to Rural/Metro	$(0.15)	$(0.18)	$0.06	$(0.06)
Income (loss) from discontinued operations attributable to Rural/Metro	—	(0.01)	—	(0.01)

Net (loss) income attributable to Rural/Metro	$(0.15)	$(0.19)	$0.06	$(0.07)

Average number of common shares outstanding - Basic	25,336	25,069	25,308	24,964

Average number of common shares outstanding - Diluted	25,336	25,069	25,578	24,964

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2010	25,254,713	$252	$156,748	$(1,239)	$(254,823)	$(3,782)	$(102,844)	$1,686	$(101,158)
Share-based compensation expense	—	—	596	—	—	—	596	—	596
Common stock issued under share-based compensation plans	121,768	2	33	—	—	—	35	—	35
Payment of tax withholding for share-based compensation	—	—	(214)	—	—	—	(214)	—	(214)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(1,000)	(1,000)
Comprehensive income, net of tax:
Net income	—	—	—	—	1,625	—	1,625	1,486	3,111
Other comprehensive income, net of tax	—	—	—	—	—	26	26	—	26

Comprehensive income							1,651	1,486	3,137

Balance at December 31, 2010	25,376,481	$254	$157,163	$(1,239)	$(253,198)	$(3,756)	$(100,776)	$2,172	$(98,604)

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2009	24,852,726	$248	$155,187	$(1,239)	$(258,331)	$(2,597)	$(106,732)	$1,825	$(104,907)
Share-based compensation expense	—	—	304	—	—	—	304	—	304
Common stock issued under share-based compensation plans	392,188	4	509	—	—	—	513	—	513
Payment of tax withholding for share-based compensation	—	—	(74)	—	—	—	(74)	—	(74)
Tax benefit from share-based compensation	—	—	491	—	—	—	491	—	491
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(900)	(900)
Comprehensive (loss) income, net of tax:
Net (loss) income	—	—	—	—	(1,851)	—	(1,851)	1,035	(816)
Other comprehensive income, net of tax	—	—	—	—	—	98	98	—	98

Comprehensive (loss) income							(1,753)	1,035	(718)

Balance at December 31, 2009	25,244,914	$252	$156,417	$(1,239)	$(260,182)	$(2,499)	$(107,251)	$1,960	$(105,291)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,111	$(816)
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	8,964	7,752
Non-cash adjustments to insurance claims reserves	6,748	2,149
Accretion of debt	593	5,531
Amortization of debt issuance costs	601	980
Deferred income taxes	1,604	(463)
Share-based compensation expense	596	304
Excess tax benefits from share-based compensation	—	(491)
Non-cash loss on debt extinguishment	878	2,261
Items expensed related to acquisition	245	—
Gain on sale/disposal of property and equipment and proceeds from property insurance settlement	(248)	(81)
Change in assets and liabilities -
Accounts receivable	(9,044)	4,486
Inventories	1,045	398
Prepaid expenses and other	334	(75)
Other assets	(4,704)	(3,496)
Accounts payable	(621)	184
Accrued and other current liabilities	(7,515)	(1,628)
Deferred revenue	(31)	(686)
Other liabilities	613	262

Net cash provided by operating activities	3,169	16,571

Cash flows from investing activities:
Capital expenditures	(5,676)	(5,514)
Cash paid for acquisition	(4,250)	—
Proceeds from the sale/disposal of property and equipment and property insurance settlement	9	127
Decrease (increase) in restricted cash	20,376	(22,402)

Net cash provided by (used in) investing activities	10,459	(27,789)

Cash flows from financing activities:
Payments on debt and capital leases	(273,701)	(187,147)
Issuance of debt	268,650	178,200
Debt issuance costs	(901)	(1,837)
Excess tax benefits from share-based compensation	—	491
Proceeds from issuance of common stock under share-based compensation plans	35	513
Payment of tax withholding for share-based compensation	(214)	(74)
Distributions to noncontrolling interest	(1,000)	(900)

Net cash used in financing activities	(7,131)	(10,754)

Increase (decrease) in cash and cash equivalents	6,497	(21,972)
Cash and cash equivalents, beginning of period	20,228	37,108

Cash and cash equivalents, end of period	$26,725	$15,136

Supplemental disclosure of non-cash operating activities:
Decrease in current assets and accrued liabilities for general liability insurance claim	$—	$(13,073)

	Six Months Ended December 31,
	2010	2009
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$2,456	$620

Supplemental cash flow information:
Cash paid for interest	$18,332	$11,693

Cash paid for income taxes, net	$754	$1,279

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results of operations for the full fiscal year.

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

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three and six months ended December 31, 2009 reflect certain reclassifications for discontinued operations as described in Note 15 and a change in the Company’s reporting segments as described in Note 14. These reclassifications have no effect on previously reported earnings per share.

(2) Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends ASC 810, Consolidation to include the new guidance that changes the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”). The ASU changes the approach to determining the primary beneficiary of a VIE and requires entities to more frequently assess whether they must consolidate VIEs. The ASU is effective for annual periods beginning after November 15, 2009. Accordingly, the Company adopted the ASU on July 1, 2010. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements, but required additional disclosures which are presented in Note 15.

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

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) – Intangibles – Goodwill and Other (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 will be effective for the Company’s interim period ending September 30, 2011. The Company is currently evaluating the impact of ASU 2010-28 on its consolidated financial statements and disclosures.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, public companies should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The updated guidance also expands the supplemental pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for the Company for material (either on an individual or aggregate basis) acquisitions completed after June 30, 2011. The Company does not believe the adoption of ASU 2010-29 will have a material impact on its consolidated financial statements.

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following are the fair values of the Company’s assets recorded at fair value (in thousands):

	Total Recorded at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$26,725	$26,725	$—	$—
Restricted cash (2)	213	213	—	—
Interest rate cap (3)	147	—	147	—

Total assets measured at fair value as of December 31, 2010	$27,085	$26,938	$147	$—

Cash and cash equivalents (1)	$20,228	$20,228	$—	$—
Restricted cash (2)	20,376	20,376	—	—
Interest rate cap (3)	238	—	238	—

Total assets measured at fair value as of June 30, 2010	$40,842	$40,604	$238	$—

(1)	Cash and cash equivalents include bank deposits and money market accounts.

(2)	At December 31, 2010, restricted cash consisted of bank deposits. At June 30, 2010, restricted cash consisted of certificates of deposit of various maturities. See Note 7 for details on restricted cash.

(3)	The fair value of the interest rate cap at December 31, 2010 and June 30, 2010 was based on quoted prices for similar instruments in active markets. See Note 6 for details on the interest rate cap.

The carrying values of accounts receivable, accounts payable, accrued and other current liabilities and other liabilities approximate the related fair values due to the short-term maturities of these assets and liabilities.

The following is a comparison of the fair value and recorded value of the Company’s long-term debt (in thousands):

	As of
	December 31, 2010		June 30, 2010
	Fair Value	Recorded Value	Fair Value	Recorded Value
Term Loan due November 2016 (1)	$272,484	$262,462	$—	$—
Term Loan due December 2014 (2)	—	—	179,100	174,890
12.75% Senior Discount Notes due March 2016 (3)	—	—	99,110	93,500

(1)	The fair value of the Term Loan due November 2016 as of December 31, 2010 was based on the quoted ask price for the loan (Level 2).

(2)	The fair value of the Term Loan due December 2014 as of June 30, 2010 was based on the quoted ask price for the loan (Level 2).

(3)	The fair value of the Senior Discount Notes was determined using reported market transaction prices closest to June 30, 2010 (Level 2).

(4) Acquisitions

On October 15, 2010, the Company acquired the assets of Pridemark Paramedic Services in Colorado for a purchase price of $4.3 million.

The following is a summary of the purchase price allocation as of December 31, 2010 (in thousands):

Inventory	$119
Property and equipment	1,465
Intangibles	990
Goodwill	1,431
Items expensed	245

Total purchase price	$4,250

The goodwill related to the acquisition was recorded in the Company’s West reporting segment.

(5) General/Auto Liability and Workers’ Compensation Insurance Plans

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

The Company engages third-party administrators (“TPAs”) to manage general/auto liability and workers’ compensation claims. The TPAs estimate a loss reserve at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews its insurance claim reserves and engages its independent actuary semi-annually, or in interim periods if events or changes in circumstances indicate additional evaluation is necessary, to assist with estimating its claim reserves based on loss reserve estimates provided by the TPAs. The Company adjusts its claim reserves with an associated increase or decrease to expense as new information on the underlying claims is obtained.

Additionally, the Company’s general/auto liability and workers’ compensation insurers require the Company to post collateral to support future expected claim payments. The Company has provided letters of credit as collateral to support retention limits. These letters of credit, issued under the Company’s 2010 Revolving Credit Facility at December 31, 2010 and under the Company’s 2009 Revolving Credit Facility and Cash Collateralized Letter of Credit Facility at June 30, 2010 as discussed in Note 7, totaled $37.4 million and $44.7 million at December 31, 2010 and June 30, 2010, respectively.

General/Auto Liability

The classification of general/auto liability related amounts in the Consolidated Balance Sheets is as follows (in thousands):

	December 31, 2010	June 30, 2010
Receivables from insurers included in other assets	$9,035	$8,894

Total general/auto liability related assets	9,035	8,894

Claims reserves included in accrued and other current liabilities	5,206	4,530
Claims reserves included in other liabilities	22,791	18,690

Total general/auto liability related liabilities	27,997	23,220

Net general/auto liability related liabilities	$18,962	$14,326

Workers’ Compensation

The classification of workers’ compensation related amounts in the Consolidated Balance Sheets is as follows (in thousands):

	December 31, 2010	June 30, 2010
Insurance deposits included in prepaid expenses and other	$485	$137
Insurance deposits included in other assets	995	296
Receivables from insurers included in other assets	355	187

Total workers’ compensation related assets	1,835	620

Claims reserves and premium liabilities included in accrued liabilities	7,150	6,232
Claims reserves included in other liabilities	10,167	9,184

Total workers’ compensation related liabilities	17,317	15,416

Net workers’ compensation related liabilities	$15,482	$14,796

(6) Derivative Instruments and Hedging Activities

To reduce its exposure to interest rate risk related to its variable-rate debt, the Company entered into a three-year interest rate cap contract during the third quarter of fiscal 2010. The interest rate cap covers a notional amount of $60.0 million of the Company’s LIBOR-based borrowings (see Note 7). The interest rate cap qualifies for hedge accounting and was formally designated as a cash flow hedging instrument. The fair value of the instrument is reported on the Company’s Consolidated Balance Sheet as other assets (see Note 3). The fair value of the components of the contract that mature within twelve months is reported as prepaid expenses and other and is not significant. The effective portion of the gain or loss on the instrument is reported as a component of other comprehensive income and reclassified into earnings as interest income/expense in the same periods during which the hedged forecasted transactions affect earnings.

On October 1, 2010, the Company elected to discontinue hedge accounting for the interest rate cap contract. Changes in the fair value of the instrument after that date are recognized into earnings as interest expense. The net loss recorded in accumulated other comprehensive income as of that date will continue to be reclassified into earnings as interest expense in the same periods during which the hedged forecasted transactions affect earnings.

For the three months ended December 31, 2010, a gain on the instrument of $0.1 million was recognized in earnings, no amounts were recognized in other comprehensive income and a negligible amount of accumulated other comprehensive income was reclassified into earnings. For the six months ended December 31, 2010, a gain on the instrument of $0.1 million was recognized in earnings, a loss on the instrument of $0.2 million was recognized in other comprehensive income and a negligible amount of accumulated other comprehensive income was reclassified into earnings.

Accumulated other comprehensive loss related to the hedging instrument was $0.8 million and $0.6 million as of December 31, 2010 and June 30, 2010, respectively. The Company expects to reclassify $0.2 million of existing losses reported in accumulated other comprehensive income to interest expense within the next twelve months. There was no cash flow hedge ineffectiveness for the interest rate cap contract in the current fiscal year through the date hedge accounting was discontinued.

(7) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	December 31, 2010	June 30, 2010
Term Loan due December 2014	$—	$174,890
12.75% Senior Discount Notes due March 2016	—	93,500
Term Loan due November 2016	262,462	—
Other obligations, at varying rates from 5.00% to 12.75%, due through 2013	563	652

Total long-term debt	263,025	269,042
Less: Current maturities	(1,609)	(6,436)

Long-term debt, net of current maturities	$261,416	$262,606

2010 Refinancing

Effective November 24, 2010, the Company entered into a transaction that terminated the existing Term Loan due 2014 (“2009 Term Loan”), Revolving Credit Facility (“2009 Revolving Credit Facility”), Cash Collateralized Letter of Credit (“LC”) Facility, collectively, the (“2009 Credit Facility”) and provided funding for the redemption of the Senior Discount Notes.

In order to terminate the existing debt and LC Facility, the Company entered into a new six-year $270.0 million term loan (“2010 Term Loan”) and a five-year $85.0 million revolving credit facility (“2010 Revolving Credit Facility”) with a $60.0 million LC sub-line, collectively, the (“2010 Credit Facility”).

As a result of the refinancing, the Company recognized an $8.0 million loss on debt extinguishment in the Consolidated Statement of Operations. The loss on debt extinguishment was comprised of the write-off of unamortized debt issuance costs and discounts related to the Company’s 2009 Credit Facility and Senior Discount Notes and the expensing of certain third-party and lender fees, offset by the capitalization of debt issuance costs and discounts on the 2010 Credit Facility.

2010 Credit Facility

Effective November 24, 2010, the Company, through its wholly-owned subsidiary Rural/Metro Operating Company, LLC (“Rural/Metro LLC”) entered into the 2010 Credit Facility as described above. The Company and its wholly-owned subsidiaries are guarantors of Rural/Metro LLC’s obligations under the 2010 Credit Facility.

2010 Term Loan

The $270.0 million 2010 Term Loan bears interest at LIBO Rate (LIBOR) plus an applicable margin of 4.25% subject to a LIBOR floor of 1.75% or at the Company’s option, the Alternate Base Rate (ABR) as defined in the credit agreement plus 3.25%. In the case of the LIBOR option, the Company contracts for periods that may be equal to one, two, three or six months from the date of initial borrowing and interest is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter for the ABR option.

The 2010 Term Loan requires quarterly principal payments of 0.25%, beginning March 31, 2011 through the maturity date. Additionally, annual principal payments equal to 50% of fiscal year-end excess cash flow, as defined in the credit agreement are required. The required excess cash flow payments may decrease to 25% or 0% based on the total leverage ratio, as defined in the credit agreement. The 2010 Term Loan may be prepaid at any time at the option of the Company. If the Company prepays the 2010 Term Loan before the first anniversary of the closing date through debt issuance at a lower rate, as defined in the credit agreement, the Company must pay a premium of 1% of the aggregate principal amount prepaid.

The Company has classified $1.4 million (net of related discounts) of the debt as current on the balance sheet as of December 31, 2010 based on the scheduled principal payments due in the next twelve months. Based on a review of the credit agreement, the Company does not believe there are any subjective acceleration or material adverse effect clauses that would lead the Company to believe that other amounts should be classified as current at the balance sheet date.

The Company capitalized $2.8 million of debt issuance costs related to the 2010 Term Loan and is amortizing those costs as interest expense over the term of the loan. Additionally, the Company recorded discounts, including new lender fees, totaling $7.7 million. The discounts consisted of a $1.4 million original issue discount and $6.3 million of new lender fees in addition to discounts carried over from the 2009 Term Loan. These discounts have been reflected as a reduction in the principal balance and are being accreted to interest expense over the term of the loan.

As of December 31, 2010, all of the outstanding 2010 Term Loan balance was accruing interest at 6.00% per annum under one-month LIBOR contracts.

2010 Revolving Credit Facility

The 2010 Credit Facility includes the $85.0 million 2010 Revolving Credit Facility, which matures in November 2015. The 2010 Revolving Credit Facility includes a LC sub-line that allows $60.0 million of the facility to be utilized to issue letters of credit. Letters of credit issued under the facility reduce the borrowing capacity on the total facility. When the Company requests a borrowing under the 2010 Revolving Credit Facility, the Company must select whether the borrowing will be a Eurodollar loan or an ABR loan. Eurodollar loans bear interest at LIBOR plus an applicable margin of 4.50%. ABR loans bear interest at the ABR as defined in the credit agreement plus an applicable margin of 3.50%. The applicable margin for both types of loans may be reduced by 0.25% if the Company maintains a Total Leverage Ratio, as defined in the credit agreement, of less than 3.00:1.00. In the case of a Eurodollar loan, the Company may request an initial interest period of one, two, three, or six months from the date of initial borrowing. Interest on Eurodollar loans is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter for an ABR loan. On either type of loan, interest accrued to the date of repayment is due with that repayment. The Company must pay a quarterly commitment fee to the 2010 Revolver lenders equal to 0.75% on the undrawn revolving commitment if the total borrowings are under 50% of the capacity of the facility or 0.625% if borrowings are equal to or greater than 50% of borrowing capacity. Additionally, the Company must pay an administrative fee of $125,000 per year to the Administrative Agent in quarterly installments with the first installment due on the closing date.

Amounts related to outstanding letters of credit issued under the LC sub-line to the 2010 Revolving Credit Facility bear a participation fee of 4.5% and a fronting fee of 0.25%, payable quarterly.

The Company capitalized $2.6 million of debt issuance costs related to the 2010 Revolving Credit Facility and is amortizing those costs as interest expense over the term of the facility.

Letters of credit totaling $37.4 million were issued under the LC sub-line as of December 31, 2010. These letters of credit primarily support the Company’s insurance deductible arrangements. Aside from the letters of credit issued under the facility, no other amounts were outstanding under the 2010 Revolving Credit Facility at December 31, 2010.

2009 Credit Facility

Effective December 9, 2009, the Company, through its wholly-owned subsidiary Rural/Metro LLC entered into the 2009 Credit Facility, comprised of a five-year $180.0 million term loan and a four-year $40.0 million revolving credit facility with a $25.0 million letter of credit sub-line. The Company and its domestic subsidiaries were guarantors of Rural/Metro LLC’s obligations under the 2009 Credit Facility. Additionally, the Company entered into a cash collateralized letter of credit facility agreement that provided letters of credit secured by cash deposited in a restricted account.

2009 Term Loan

During the six months ended December 31, 2010, the Company made a scheduled principal payment of $0.5 million, an excess cash flow payment of $1.9 million and repaid the remaining $176.8 million balance of its 2009 Term Loan in connection with the creation of the 2010 Credit Facility. At June 30, 2010, all of the outstanding 2009 Term Loan balance was accruing interest at 7.00% per annum under three-month LIBOR contracts. Based on the required principal payment terms, $6.2 million of the 2009 Term Loan was classified as current on the Consolidated Balance Sheets as of June 30, 2010.

The Company capitalized $2.8 million of debt issuance costs related to the 2009 Term Loan and was amortizing those costs as interest expense over the term of the loan. Additionally, the 2009 Term Loan was issued at a discount of $1.8 million and $3.0 million of lender fees were also recorded as a discount, both of which were reflected as a reduction in the principal balance and were being accreted to interest expense over the term of the loan.

In connection with its November 2010 refinancing, the Company incurred third party fees of $0.1 million, which was expensed as loss on debt extinguishment, and transferred the remaining $5.9 million of unamortized debt issuance costs and discounts to the 2010 Term Loan, a portion of which was expensed as loss on debt extinguishment.

2009 Revolving Credit Facility

The 2009 Credit Facility included a $40.0 million revolving credit facility, which matured in December 2013. The 2009 Revolving Credit Facility included a letter of credit sub-line whereby $25.0 million of the facility could be utilized to issue letters of credit. Letters of credit issued under the facility reduced the borrowing capacity on the total facility. Amounts related to outstanding letters of credit issued under the 2009 Revolving Credit Facility bore a participation fee of 5.0% and a fronting fee of 0.25%, payable quarterly.

As of June 30, 2010, letters of credit totaling $24.6 million were outstanding under the 2009 Revolving Credit Facility. Those letters of credit primarily supported the Company’s insurance deductible programs.

The Company capitalized $1.5 million of debt issuance costs related to the 2009 Revolving Credit Facility and was amortizing those costs as interest expense over the term of the facility.

In connection with its November 2010 refinancing, the Company incurred third party fees of $0.3 million, which was expensed as loss on debt extinguishment, and transferred the remaining $1.2 million of unamortized debt issuance costs to the 2010 Revolving Credit Facility.

Cash Collateralized Letter of Credit Facility

In addition to the $25.0 million LC sub-line available under the 2009 Revolving Credit Facility, the Company entered into an additional Cash Collateralized LC Facility.

The Company executed a collateral pledge agreement as a condition to the Cash Collateralized LC Facility. The collateral pledge agreement required the Company to maintain on deposit an amount equal to the amount of the commitments under the Cash Collateralized LC Facility plus 1.375% for fees and cash reserves. The deposit was maintained in certificate of deposit accounts and was to be used as security in the event any of the lenders were required to make a letter of credit disbursement. As of June 30, 2010, the Company had $20.1 million in letters of credit outstanding under the Cash Collateralized LC Facility and $20.4 million in restricted cash on deposit to guarantee those letters of credit. Restricted cash related to the Cash Collateralized LC Facility was classified as a noncurrent asset on the Consolidated Balance Sheets due to the Company’s intent for the letters of credit to remain outstanding for a period greater than 12 months. The restricted cash was released in connection with the termination of the Cash Collateralized LC facility.

The Company capitalized $28,000 of debt issuance costs related to the Cash Collateralized LC Facility and was amortizing those costs as interest expense over the term of the facility.

In connection with its November 2010 refinancing, the Company incurred third party fees of $0.1 million, which was expensed as loss on debt extinguishment, and the remaining $15,000 of unamortized debt issuance costs was transferred to the 2010 Revolving Credit Facility.

12.75% Senior Discount Notes

In March 2005, Rural/Metro Corporation completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. Interest was accrued prior to March 15, 2010, with cash interest payments due beginning September 15, 2010. The accreted value of the Senior Discount Notes was $93.5 million as of June 30, 2010.

The Company capitalized costs totaling $2.2 million related to this issuance and was amortizing these costs to interest expense over the term of the Senior Discount Notes. Unamortized deferred financing costs related to the Senior Discount Notes were $1.1 million as of June 30, 2010.

On October 18, 2010, the Company announced the launch of a tender offer and consent solicitation for its outstanding Senior Discount Notes. The purchase price per $1,000 principal of Senior Discount Notes to be paid for each Senior Discount Note validly tendered and not withdrawn before the consent date of October 29, 2010 was $1,066.25 per $1,000 of principal amount including the consent payment of $30 per $1,000. A total of $24.0 million of principal amount of Senior Discount Notes was tendered on or before the consent date. An additional $0.8 million of Senior Discount Notes were tendered after the consent date but prior to the expiration date of November 23, 2010. Therefore, $68.7 million of the Senior Discount Notes remained untendered at the transaction date. The Company delivered a redemption notice on the untendered Senior Discount Notes on November 23, 2010, which were redeemed on December 23, 2010 for $1,063.75 per $1,000 of principal amount plus accrued interest.

In connection with its November 2010 refinancing, the Company incurred third party fees of $0.4 million which was expensed as loss on debt extinguishment and transferred the remaining $1.0 million of unamortized debt issuance costs to the 2010 Term Loan, a portion of which was expensed as loss on debt extinguishment.

Debt Covenants

The 2010 Credit Facility includes various financial and non-financial covenants applicable to Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2010 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including an interest expense coverage ratio and a total leverage ratio. The 2010 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company as a holding company, and other matters customarily restricted in such agreements. The table below sets forth information regarding certain of the financial covenants under the 2010 Credit Agreement.

Levels to be achieved at
Financial Covenant	December 31, 2010	March 31, 2011	June 30, 2011		September 30, 2011
Interest expense coverage ratio	> 2.75	> 2.75		> 2.75	> 2.75
Total leverage ratio	< 4.75	< 4.75		< 4.75	< 4.50
Capital expenditure (1)	N/A	N/A	< $	25.0 million	N/A

(1)	Measured annually at June 30.

The Company was in compliance with all of the applicable covenants under the 2010 Credit Facility as of December 31, 2010.

(8) Income Taxes

The following table shows the components of the income tax benefit (provision) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Current income tax benefit (provision)	$945	$1,431	$155	$160
Deferred income tax benefit (provision)	1,568	2,887	(1,604)	463

Total income tax benefit (provision)	$2,513	$4,318	$(1,449)	$623

Continuing operations benefit (provision)	$2,519	$3,979	$(1,427)	$349
Discontinued operations benefit (provision)	(6)	339	(22)	274

Total income tax benefit (provision)	$2,513	$4,318	$(1,449)	$623

The effective tax rate for the three and six months ended December 31, 2010 for continuing operations was 43.2% and 31.7%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of state income taxes. Additionally, the tax provision for the three and six months ended December 31, 2010 reflects a $0.2 million benefit related to reductions of tax liabilities due to the filing of voluntary disclosure agreements with certain states and the expiration of the statute of limitations associated with certain tax reserves.

The effective tax rate for the three and six months ended December 31, 2009 for continuing operations was 49.3% and 39.0%, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes.

(9) Share-Based Compensation

In December 2010, the Company granted 28,596 restricted stock units (“RSUs”) to the non-employee members of the Board of Directors of the Company with a grant date fair value of $12.59 per unit based on the closing price of the Company’s common stock on the grant date. Subject to continued service, the RSUs vest in three installments upon the date of the Company’s annual meeting of stockholders following fiscal years 2011 through 2013. The grant date fair value of the RSUs is recognized as compensation expense on a straight-line basis over the vesting period.

During the six months ended December 31, 2010, the Company granted 138,491 RSUs and 169,109 stock appreciation rights (“SARs”) to employees and executive officers.

The RSUs have a weighted average grant date fair value of $8.47 per unit based on the closing price of the Company’s common stock on the grant date. Vesting of the RSUs is based on continued service, certain performance metrics and a time based vesting schedule. The grant date fair value of the RSUs is recognized as compensation expense over a graded schedule with the first tranche amortized over the period between the grant date and the expected date the performance condition will be satisfied, and the remaining tranches amortized over the period between the grant date and the vesting date for each tranche.

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

The following table shows share-based compensation expense recognized (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Share-based compensation expense:
Non-employee director RSUs	$39	$19	$74	$32
Employee and executive officer RSUs	209	99	336	187
SARs	119	50	186	85

Total share-based compensation expense	$367	$168	$596	$304

Non-employee director share-based compensation expense is recognized in other operating expense and employee share-based compensation expense is recognized in payroll and employee benefits in the Consolidated Statements of Operations.

As of December 31, 2010, the total unrecognized share-based compensation expense, excluding any forfeiture estimate, was $2.7 million. The remaining unrecognized share-based compensation expense will be recognized over a weighted average period of 2.2 years.

The Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of RSUs and the exercise of SARs.

(10) Defined Benefit Plan

The Company provides a defined benefit pension plan (the “Plan”) covering eligible employees of one of its subsidiaries, primarily those covered by a collective bargaining arrangement. Eligibility is achieved upon the completion of one year of service, with full vesting achieved after the completion of five years of service.

The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Service cost	$558	$408	$1,116	$816
Interest cost	171	124	341	248
Expected return on plan assets	(215)	(155)	(429)	(310)
Net prior service cost amortization (1)	16	16	32	32
Net loss amortization (2)	87	63	174	126

Net periodic benefit cost	$617	$456	$1,234	$912

(1)	In Note 12, the amortization of prior service cost from accumulated other comprehensive income (loss) is net of an income tax provision of $6,000 and $12,000 for the three and six months ended December 31, 2010, respectively and $6,000 and $12,000 for the three and six months ended December 31, 2009, respectively.

(2)	In Note 12, the amortization of net loss from accumulated other comprehensive income (loss) is net of an income tax provision of $33,000 and $66,000 for the three and six months ended December 31, 2010, respectively and $24,000 and $48,000 for the three and six months ended December 31, 2009, respectively.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2011	2010
Discount rate	5.64%	6.17%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed $0.4 million and $0.8 million during the three and six months ended December 31, 2010, respectively and $0.4 million and $0.8 million during the three and six months ended December 31, 2009, respectively. The Company’s fiscal 2011 contributions are anticipated to be $0.8 million.

(11) Earnings Per Share

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

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income from continuing operations per share attributable to Rural/Metro computations is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
(Loss) income from continuing operations	$(3,311)	$(4,089)	$3,077	$(547)
Less: Net income attributable to noncontrolling interest	500	330	1,486	1,035

(Loss) income from continuing operations attributable to Rural/Metro	(3,811)	(4,419)	1,591	(1,582)
Average number of shares outstanding - Basic	25,336	25,069	25,308	24,964
Add: Incremental shares for dilutive effect of stock options, RSUs and SARs	—	—	270	—

Average number of shares outstanding - Diluted	25,336	25,069	25,578	24,964

(Loss) income from continuing operations per share attributable to Rural/Metro - Basic	$(0.15)	$(0.18)	$0.06	$(0.06)

(Loss) income from continuing operations per share attributable to Rural/Metro - Diluted	$(0.15)	$(0.18)	$0.06	$(0.06)

For the six months ended December 31, 2010, certain option shares or SARs have been excluded from the calculation of diluted income from continuing operations per share attributable to Rural/Metro because the inclusion of those option shares and SARs would have been antidilutive for that period. The amount of such options and SARs was $0.2 million for the six months ended December 31, 2010. For the three months ended December 31, 2010 and the three and six months ended December 31, 2009, no options shares, RSUs or SARs were included in the computation of (loss) income per share because there was a loss from continuing operations.

(12) Comprehensive Income

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net (loss) income	$(3,302)	$(4,440)	$3,111	$(816)
Components of other comprehensive (loss) income:
Activity related to interest rate hedge, net of tax	4	—	(102)	—
Defined benefit pension plan:
Amortization of prior service cost, net of tax	10	10	20	20
Amortization of net loss, net of tax	54	39	108	78

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Total other comprehensive income	68	49	26	98

Comprehensive (loss) income	(3,234)	(4,391)	3,137	(718)
Comprehensive income attributable to noncontrolling interest	(500)	(330)	(1,486)	(1,035)

Comprehensive (loss) income attributable to Rural/Metro	$(3,734)	$(4,721)	$1,651	$(1,753)

For the three and six months ended December 31, 2010 and 2009, there was no other comprehensive income attributable to noncontrolling interest.

(13) Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to, or otherwise involved in, lawsuits, claims, proceedings, investigations and other legal matters that have arisen in the ordinary course of conducting its business. The Company cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings, investigations and other legal matters which it is a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters in general. The Company is also subject to requests and subpoenas for information in independent investigations. Management believes that the outcome of any current legal proceedings would not have a material adverse effect, individually or in the aggregate, on the Company’s financial condition, results of operations or cash flows. However, an unfavorable outcome in any of the lawsuits pending against the Company or in a government investigation or proceeding could result in substantial potential liabilities and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Further, these proceedings and investigations, and the Company’s actions in response to them, could result in substantial potential liabilities, additional defense and other costs, increase the Company’s indemnification obligations, divert management’s attention, and/or adversely affect the Company’s ability to execute its business and financial strategies.

Regulatory Compliance

The Company is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Within the healthcare industry, government investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers is ongoing. From time to time, the Company is subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Additionally, under the Company’s existing compliance program, the Company initiates its own investigations and conducts audits to examine compliance with various policies and regulations, including periodic reviews of the levels of service and corresponding rates the Company bills to various payers. Internal investigations or audits may result in significant repayment obligations for patient services previously billed or the modification of estimates relating to reimbursements. The Company believes that it is substantially in compliance with fraud and abuse statutes and their applicable governmental interpretation. Other than the matters described below, management believes the outcome of any of these investigations or audits would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In the second quarter of fiscal 2011, the Federal District Court for the Northern District of Alabama unsealed a complaint filed against the Company in September 2009 under the Federal False Claims Act. The complaint alleges that the Company billed patients for services that were not rendered. The Company intends to vigorously defend the allegations contained in the complaint. The Company is unable at this time to estimate the amount of potential liability, if any.

During fiscal 2010, following a review of certain claims in the Company’s East segment, an accrual was established in the amount of $1.5 million for a change in estimate relating to levels of service on claims for which the Company was previously reimbursed. As of December 31, 2010, no accrual remained for this matter.

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company disagrees with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a counteroffer of $2.4 million in exchange for a full release relating to the government’s allegations. Prior to fiscal 2010, accruals totaling $2.4 million were recorded for this matter. As of December 31, 2010, $2.4 million remained accrued for this matter. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time, it is not possible to predict the ultimate conclusion of this investigation.

(14) Segment Reporting

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

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes, goodwill impairment and loss on debt extinguishment. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only. Segment asset information is not used by the Company’s chief operating decision maker in assessing segment performance.

The following table summarizes segment information (in thousands):

	East	South	Southwest	West	Total
Three months ended December 31, 2010
Net revenues from external customers:
Ambulance services	$31,345	$27,607	$37,028	$27,299	$123,279
Other services (1)	1,002	7,377	9,579	89	18,047

Total net revenue	$32,347	$34,984	$46,607	$27,388	$141,326

Segment profit from continuing operations	$4,264	$1,242	$6,840	$1,657	$14,003

	East	South	Southwest	West	Total
Three months ended December 31, 2009
Net revenues from external customers:
Ambulance services	$30,953	$23,713	$36,727	$23,140	$114,533
Other services (1)	1,087	7,357	10,186	115	18,745

Total net revenue	$32,040	$31,070	$46,913	$23,255	$133,278

Segment profit from continuing operations	$5,583	$1,873	$7,877	$1,389	$16,722

	East	South	Southwest	West	Total
Six months ended December 31, 2010
Net revenues from external customers:
Ambulance services	$64,420	$54,533	$74,479	$52,309	$245,741
Other services (1)	1,816	14,690	19,025	185	35,716

Total net revenue	$66,236	$69,223	$93,504	$52,494	$281,457

Segment profit from continuing operations	$12,011	$3,537	$14,739	$5,595	$35,882

	East	South	Southwest	West	Total
Six months ended December 31, 2009
Net revenues from external customers:
Ambulance services	$61,569	$46,947	$71,290	$46,658	$226,464
Other services (1)	2,161	14,736	20,175	236	37,308

Total net revenue	$63,730	$61,683	$91,465	$46,894	$263,772

Segment profit from continuing operations	$12,919	$4,932	$13,564	$3,676	$35,091

(1)	Other services consists of revenue generated from fire protection services; including master fire contracts and subscription fire services, airport fire and rescue; home health care services; and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to (loss) income from continuing operations before income taxes (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Segment profit	$14,003	$16,722	$35,882	$35,091
Depreciation and amortization	(4,675)	(3,822)	(8,964)	(7,631)
Interest expense	(7,183)	(7,175)	(14,513)	(14,645)
Interest income	50	49	124	131
Loss on debt extinguishment	(8,025)	(13,842)	(8,025)	(13,842)

(Loss) income from continuing operations before income taxes	$(5,830)	$(8,068)	$4,504	$(896)

(15) Discontinued Operations

The Company has exited certain operations and because these operations are considered separate components of the Company, the results of these operations, as well as operations discontinued in previous periods, are reported within income (loss) from discontinued operations in the Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009. The Consolidated Statements of Operations for the three and six months ended December 31, 2009 have been recast to reflect these operations as discontinued. Amounts recorded in the three and six months ended December 31, 2010 primarily relate to adjustments of previously recorded estimates of collectability of revenues.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net revenue:
East	$—	$(7)	$—	$105
South	2	338	7	1,068
Southwest	(2)	26	(2)	37
West	23	781	77	1,803

Net revenue from discontinued operations	$23	$1,138	$82	$3,013

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
(Loss) income:
East	$(2)	$37	$(4)	$78
South	2	(131)	5	(114)
Southwest	(1)	191	(4)	198
West	10	(448)	37	(431)

Income (loss) from discontinued operations, net of income taxes	$9	$(351)	$34	$(269)

Income (loss) from discontinued operations is presented net of an income tax provision of $6,000 and a $0.3 million income tax benefit for the three months ended December 31, 2010 and 2009, respectively. Income from discontinued operations is presented net of an income tax provision of $22,000 and a $0.3 million income tax benefit for the six months ended December 31, 2010 and 2009, respectively. There was no net revenue or income (loss) from discontinued operations attributable to noncontrolling interest for the three or six months ended December 31, 2010 and 2009.

(16) Variable Interest Entity

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

The following is a summary of SDMSE’s assets and liabilities (in thousands):

	December 31, 2010	June 30, 2010
Current assets	$9,576	$8,761
Noncurrent assets	794	547

Total assets	$10,370	$9,308

Current liabilities	$6,029	$5,931
Noncurrent liabilities	—	—

Total liabilities	$6,029	$5,931

The assets held by SDMSE are generally not available for use by the Company. SDMSE’s operations are financed from cash flows from operations. The Company has not provided financial or other support to SDMSE that it was not contractually obligated to provide. SDMSE’s net income attributable to noncontrolling interest was $0.5 million and $1.5 million for the three and six months ended December 31, 2010, respectively and $0.3 million and $1.0 million for the three and six months ended December 31, 2009, respectively. SDMSE’s current liabilities consist primarily of intercompany balances which are eliminated in consolidation.

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

Management’s Overview

During fiscal 2011, we are focused on growing our business through organic and strategic expansion in current and new markets, while differentiating our Company as a superior national service provider. Our growth and retention strategies are built on three key planks: emergency contract wins, expansion of non-emergency ambulance services in new and existing markets, and acquisitions. We believe there is opportunity to grow our business on all three planks, as we apply a highly disciplined, data-driven approach to our targeting activities. For example, we won the contract to provide emergency ambulance services in Santa Clara County, California, which will generate an estimated $45.0 million in ambulance transport revenue starting in July 2011. Fiscal 2011 year-to-date transport volumes are reflective of increases in same service area transports as well as transports gained from acquisitions. For the six months ended December 31, 2010, transports grew by 8.7%. We expect similar growth through the balance of the fiscal year and that the majority of our revenue growth will be derived from this upward trend in transports.

Results for the three and six months ended December 31, 2010 were impacted by increased general and auto liability insurance, related to revisions of estimates on historical claims. In addition, we experienced an increase in the frequency of workers compensation claims, which resulted in higher current year costs. We expect higher costs for these insurance programs to continue through the balance of fiscal 2011. However, we remain vigilant in our efforts to manage claims, bolster our employee risk, health and safety programs, and ultimately reduce accidents and employee injuries.

We experienced a $2 decrease in average patient charge (“APC”) in the three months ended December 31, 2010 to $395 from $397 a year ago, due primarily to a shift in market transport mix. A shift in market transport mix occurs when a larger percentage of our transports are provided in markets where the overall rates for Medicaid and commercial insurance are either lower or higher than our current average. This type of fluctuation in APC is normal course for our business, especially as we continue to grow operations and bring acquisitions into the mix. Uncompensated care as a percentage of gross revenue for the three months ended December 31, 2010 was 12.7% compared to 13.4% for the same period last year.

While the impact of ongoing healthcare reform remains uncertain, we continue to monitor its overall effect on the industry. On January 1, 2011, Medicare enacted a 0.1% reduction to reimbursement rates for ambulance services. Additionally, Medicare implemented a new fractional mileage standard that requires providers to round billable mileage to the nearest tenth of a mile. These actions will cause lower reimbursement from Medicare. On the Medicaid side, the State of Arizona has announced that it will implement a 5% rate reduction effective April 1, 2011.

2010 Debt Refinancing

In November 2010, we effected a refinancing of our 2009 Credit Facility by terminating and extinguishing our 2009 Term Loan, 2009 Revolving Credit Facility, Cash Collateralized LC Facility and all our Senior Discount Notes. These instruments were replaced by the 2010 Credit Facility. The refinancing resulted in a loss on the extinguishment of debt of $8.0 million. The new facility provides for extended maturities as well as increased available liquidity. It is expected that cash interest expense will decrease approximately $7.0 million annually under the new credit facility based on the balances outstanding at December 31, 2010.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 20 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. For the six months ended December 31, 2010 and 2009, respectively, 44.0% and 43.9% of our transports were generated from emergency ambulance services. Non-emergency ambulance services, including critical care transfers and other interfacility transports, comprised 56.0% and 56.1%, respectively, of our transports for the same periods. All ambulance related services generated 87.3% and 85.9% of net revenue for the six months ended December 31, 2010 and 2009, respectively. The remainder of our net revenue was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the number of ambulance transports we take, the amount we expect to collect per transport and the cost we incur to provide these services.

The following is a summary of certain key operating statistics (Adjusted EBITDA from continuing operations in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net Medical Transport APC (1)	$395	$397	$396	$393
DSO (2)	43	46	43	46
Adjusted EBITDA from continuing operations (3)	$13,870	$16,560	$34,992	$34,360
Medical Transports (4)	295,873	271,396	587,025	540,151

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations.

(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

(3)	See the discussion below of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).

(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.

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

The following table sets forth our EBITDA and adjusted EBITDA, as well as a reconciliation to (loss) income from continuing and discontinued operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
(Loss) income from continuing operations	$(3,311)	$(4,089)	$3,077	$(547)
Add (deduct):
Depreciation and amortization	4,675	3,822	8,964	7,631
Interest expense	7,183	7,175	14,513	14,645
Interest income	(50)	(49)	(124)	(131)
Income tax (benefit) provision	(2,519)	(3,979)	1,427	(349)
Income attributable to noncontrolling interest	(500)	(330)	(1,486)	(1,035)

EBITDA from continuing operations attributable to Rural/Metro	5,478	2,550	26,371	20,214

Add (deduct):
Share-based compensation expense	367	168	596	304
Loss on debt extinguishment	8,025	13,842	8,025	13,842

Adjusted EBITDA from continuing operations attributable to Rural/Metro	13,870	16,560	34,992	34,360

Income (loss) from discontinued operations	9	(351)	34	(269)
Add (deduct):
Depreciation and amortization	—	51	—	121
Income tax (benefit) provision	6	(338)	22	(274)

EBITDA from discontinued operations attributable to Rural/Metro	15	(638)	56	(422)

Total adjusted EBITDA attributable to Rural/Metro	$13,885	$15,922	$35,048	$33,938

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Commercial Insurance	12%	21%	14%	21%
Co-Pays/Deductibles	8%	9%	9%	9%
Medicare/Medicaid Denials	9%	8%	9%	9%
Self-Pay	71%	62%	68%	61%

Total	100%	100%	100%	100%

Uncompensated care write-offs fall into four categories: (1) denials for uncovered services by commercial insurers; (2) unpaid co-pays and deductibles under Medicare and commercial insurance programs; (3) denials for medical necessity by Medicare and Medicaid; and (4) write-offs related to patients who are uninsured or otherwise have no ability to pay.

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have increased as a percent of our transport mix in the first six months of fiscal 2011 to 9.4% as compared to 9.2% in the first six months of fiscal 2010. We believe we have measures in place to promptly identify negative payer mix trends and recognize a weakened economy may shift our current transport mix to a higher volume of uninsured and underinsured claims. If this occurs, we may see higher uncompensated care write-offs as a result of a reduction in collections based on historical collections trends for this payer mix; which would in turn impact our cash flows from operations and overall liquidity.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended December 31, 2010 and 2009

(unaudited)

(in thousands, except per share amounts)

	2010	% of Net Revenue	2009	% of Net Revenue	$ Change	% Change
Net revenue	$141,326	100.0%	$133,278	100.0%	$8,048	6.0%

Operating expenses:
Payroll and employee benefits	86,448	61.2%	80,829	60.6%	5,619	7.0%
Depreciation and amortization	4,675	3.3%	3,822	2.9%	853	22.3%
Other operating expenses	32,637	23.1%	30,793	23.1%	1,844	6.0%
General/auto liability insurance expense	8,689	6.1%	5,174	3.9%	3,515	67.9%
Gain on sale/disposal of assets	(451)	(0.3)%	(240)	(0.2)%	(211)	(87.9)%

Total operating expenses	131,998	93.4%	120,378	90.3%	11,620	9.7%

Operating income	9,328	6.6%	12,900	9.7%	(3,572)	(27.7)%
Interest expense	(7,183)	(5.1)%	(7,175)	(5.4)%	(8)	(0.1)%
Interest income	50	0.0%	49	0.0%	1	2.0%
Loss on debt extinguishment	(8,025)	(5.7)%	(13,842)	(10.4)%	5,817	42.0%

Loss from continuing operations before income taxes	(5,830)	(4.1)%	(8,068)	(6.1)%	2,238	27.7%
Income tax benefit	2,519	1.8%	3,979	3.0%	(1,460)	(36.7)%

Loss from continuing operations	(3,311)	(2.3)%	(4,089)	(3.1)%	778	19.0%
Income (loss) from discontinued operations, net of income taxes	9	0.0%	(351)	(0.3)%	360	#

Net loss	(3,302)	(2.3)%	(4,440)	(3.3)%	1,138	25.6%
Net income attributable to noncontrolling interest	(500)	(0.4)%	(330)	(0.2)%	(170)	(51.5)%

Net loss attributable to Rural/Metro	$(3,802)	(2.7)%	$(4,770)	(3.6)%	$968	20.3%

Income per share:
Basic -
Loss from continuing operations attributable to Rural/Metro	$(0.15)		$(0.18)		$0.03
Income (loss) from discontinued operations attributable to Rural/Metro	—		(0.01)		0.01

Net loss attributable to Rural/Metro	$(0.15)		$(0.19)		$0.04

Diluted -
Loss from continuing operations attributable to Rural/Metro	$(0.15)		$(0.18)		$0.03
Income (loss) from discontinued operations attributable to Rural/Metro	—		(0.01)		0.01

Net loss attributable to Rural/Metro	$(0.15)		$(0.19)		$0.04

Average number of common shares outstanding - Basic	25,336		25,069		267

Average number of common shares outstanding - Diluted	25,336		25,069		267

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended December 31,
	2010	2009	$ Change	% Change
Ambulance services	$123,279	$114,533	$8,746	7.6%
Other services	18,047	18,745	(698)	(3.7)%

Total net revenue	$141,326	$133,278	$8,048	6.0%

Ambulance Services

The increase in ambulance services revenue was primarily due to $6.0 million of new contract revenue related to a new emergency contract in Georgia and volume related to our acquisition of medical transportation services providers in Kentucky and Colorado and a $2.7 million increase in same service area revenue. The increase in same service area revenue included a $2.3 million increase in medical transport volume and $0.8 million in net medical transport APC.

Other Services

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base.

Below are two tables with quarterly comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency and non-emergency.

	Three Months Ended December 31,
	2010	2009	Transport Change	% Change
Same service area medical transports	277,302	271,396	5,906	2.2%
New contract medical transports	18,571	N/A	18,571	#

Medical transports from continuing operations	295,873	271,396	24,477	9.0%

# - Variances over 100% not displayed

	Three Months Ended December 31,
	2010	% of Transports	2009	% of Transports	Transport Change	% Change
Emergency medical transports	128,801	43.5%	119,006	43.8%	9,795	8.2%
Non-emergency medical transports	167,072	56.5%	152,390	56.2%	14,682	9.6%

Medical transports from continuing operations	295,873	100.0%	271,396	100.0%	24,477	9.0%

The growth in same service area transports was primarily due to transport volume increases in our Cincinnati, Tennessee, San Diego and Alabama markets. New contract transport growth is related to a new emergency contract in Georgia and transports related to our acquisition of medical transportation service providers in Kentucky and Colorado.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $114.8 million and $88.9 million for the three months ended December 31, 2010 and 2009, respectively. The increase of $25.9 million is primarily a result of increased transports, rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 12.7% and 13.4% for the three months ended December 31, 2010 and 2009, respectively.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended December 31,
	2010	% of Gross Revenue	2009	% of Gross Revenue	$ Change	% Change
Gross Revenue	$272,834	100.0%	$234,961	100.0%	$37,873	16.1%
Contractual Discounts	(114,833)	(42.1)%	(88,863)	(37.8)%	(25,970)	(29.2)%
Uncompensated care	(34,722)	(12.7)%	(31,565)	(13.4)%	(3,157)	(10.0)%

Net Ambulance Services Revenue	$123,279	45.2%	$114,533	48.7%	$8,746	7.6%

Ambulance Services Revenue by Payer Category

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Three Months Ended December 31,
	2010	2009
Medicare	42.0%	42.8%
Medicaid	19.4%	15.9%
Commercial insurance	32.8%	35.0%
Self-pay	1.0%	1.0%
Fees/subsidies	4.8%	5.3%

Total	100.0%	100.0%

Net Medical Transport APC

Net medical transport APC for the three months ended December 31, 2010 decreased $2 to $395 from $397 for the three months ended December 31, 2009. The 0.5% decrease was primarily due to a shift in market transport mix. A shift in market transport mix occurs when a larger percentage of our transports are provided in markets where the overall rates for Medicaid and commercial insurance are either lower or higher than our current average. This type of fluctuation in APC is normal course for our business, especially as we continue to grow organically and through acquisitions.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits increased due to increased transports and merit increases along with $0.8 million of expense related to the relocation of executives partially offset by a $0.7 million decrease related to severance expense recorded in the prior year, $0.6 million decrease in health insurance expense and a $0.3 million net decrease in workers’ compensation expense ($0.7 million net decrease in year to year changes in revisions to historical claims estimates offset by $0.4 million of increases in current year claims).

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to December 31, 2009.

Other Operating Expenses

Other operating expenses increased due to $1.0 million in professional fees, $0.6 million of which was related to professional fees incurred in connection with the debt refinancing. The remainder of the increase related primarily to legal and consulting fees incurred in connection with new contract and acquisitions activity. In addition to the increase in professional fees, fuel expense increased $0.5 million with increased fuel prices and transports.

General/Auto Liability Insurance Expense

General/auto liability insurance expense increased $3.5 million including $3.9 million as a result of the difference in revisions for historical claims estimates from year to year ($4.1 million of unfavorable adjustments in the current year compared to $0.2 million of unfavorable adjustments in the prior year).

Interest Expense

Interest expense was flat compared to the prior year.

Loss on Debt Extinguishment

For the three months ended December 31, 2010, an $8.0 million loss on debt extinguishment was recorded in connection with the November 2010 refinancing of the 2009 Credit Facility and Senior Discount Notes. The loss consisted of the write-off of unamortized debt issuance costs and discounts and a portion of the third-party and lender fees incurred to effect the refinancing.

For the three months ended December 31, 2009, a $13.8 million loss on debt extinguishment was recorded in connection with the December 2009 refinancing of the 2005 Credit Facility and Senior Subordinated Notes. The loss consisted of the write-off of unamortized debt issuance costs and a portion of the third-party and lender fees incurred to effect the refinancing.

These refinancing transactions are discussed in Note 6 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

Income Tax Provision

During the three months ended December 31, 2010, our effective tax rate for continuing operations was 43.2%. This rate differs from the federal statutory rate of 35.0% primarily as a result of state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

During the three months ended December 31, 2009, our effective tax rate for continuing operations was 49.3%. This rate differs from the federal statutory rate of 35.0% primarily as a result of non-deductible non-cash interest expense related to our Senior Discount Notes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

We recorded a $6,000 income tax provision and a $0.3 million income tax benefit for discontinued operations during the three months ended December 31, 2010 and 2009, respectively. The Company made income tax payments of $0.5 million and $1.0 million for the three months ended December 31, 2010 and 2009, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009 — Segments

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

East

The following table presents financial results and key operating statistics for the East operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$31,345	$30,953	$392	1.3%
Other services	1,002	1,087	(85)	(7.8)%

Total net revenue	$32,347	$32,040	$307	1.0%

Segment profit	$4,264	$5,583	$(1,319)	(23.6)%
Segment profit margin	13.2%	17.4%
Medical transports	88,109	83,781	4,328	5.2%
Net Medical Transport APC	$346	$359	$(13)	(3.6)%
DSO	48	43	5	11.6%

Revenue

The increase in ambulance services revenue was primarily due to $1.1 million of new contract revenue related to our acquisition of a medical transportation services provider in Kentucky offset by a $0.7 million decrease in same service area revenue. The decrease in same service area revenue included a decrease of $0.8 million in net medical transport APC offset by a $0.2 million increase in medical transport volume. The net medical transport APC decrease was primarily due to a shift in market transport and service level mix. The increase in same service area medical transport volume was due to growth in non-emergency transports in Kentucky.

Payroll and employee benefits

Payroll and employee benefits was $17.7 million, or 54.7% of net revenue for the three months ended December 31, 2010, compared to $17.3 million, or 54.0% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses was $7.6 million for the three months ended December 31, 2010, or 23.5% of net revenue, compared to $7.3 million, or 22.8% of net revenue for the same period in the prior year. The increase was primarily due to increased general/auto liability expense, partially offset by decreased operating supplies expense and other less significant changes in expenses.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$27,607	$23,713	$3,894	16.4%
Other services	7,377	7,357	20	0.3%

Total net revenue	$34,984	$31,070	$3,914	12.6%

Segment profit	$1,242	$1,873	$(631)	(33.7)%
Segment profit margin	3.6%	6.0%
Medical transports	83,636	71,676	11,960	16.7%
Net Medical Transport APC	$308	$304	$4	1.3%
DSO	44	41	3	7.3%

Revenue

The increase in ambulance services revenue was primarily due to $2.5 million from a new emergency contract in Georgia and $1.4 million of same service area revenue. Same service area revenue increased due to $1.2 million of medical transport volume and $0.2 million of net medical transport APC. The increase in same service area medical transports was due to growth in non-emergency transport volume in our Tennessee and Alabama markets related to concentrated marketing efforts to expand our non-emergency business.

Payroll and employee benefits

Payroll and employee benefits was $22.5 million, or 64.3% of net revenue for the three months ended December 31, 2010, compared to $20.1 million, or 64.7% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports, workers’ compensation expense and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended December 31, 2010 was $8.0 million, or 22.9% of net revenue compared to $7.2 million, or 23.2% of net revenue, for the same period in the prior year. The increase was primarily due to a $0.7 million increase in general/ auto liability expense and a $0.3 million increase in fuel expense related to increased transports and fuel prices, offset by less significant decreases in other expenses.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$37,028	$36,727	$301	0.8%
Other services	9,579	10,186	(607)	(6.0)%

Total net revenue	$46,607	$46,913	$(306)	(0.7)%

Segment profit	$6,840	$7,877	$(1,037)	(13.2)%
Segment profit margin	14.7%	16.8%
Medical transports	58,518	60,619	(2,101)	(3.5)%
Net Medical Transport APC	$626	$597	$29	4.9%
DSO	35	43	(8)	(18.6)%

Revenue

The increase in ambulance services revenue was primarily due to a $1.7 million increase in same service area net medical transport APC offset by a $1.2 million decrease in same service area medical transport volume. The increase in net medical transport APC was due to collection rate increases as well as service level increases. Medical transports decreased primarily due to the loss of our contract in the City of Peoria.

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base.

We were not selected as the continuing ambulance provider for the City of Peoria, Arizona effective with the expiration of our current contract on August 18, 2010. This contract accounted for approximately 8,500 emergency transports and $4.6 million of net revenue annually. The expiration of the contract resulted in 2,100 fewer transports during the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Payroll and employee benefits

Payroll and employee benefits was $25.0 million, or 53.6% of net revenue for the three months ended December 31, 2010, compared to $25.2 million, or 53.7% of net revenue, for the same period in the prior year. The decrease was primarily due to a decrease in health insurance expense offset by increased unit hours and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses decreased to $11.0 million for the three months ended December 31, 2010, or 23.6% of net revenue, compared to $11.1 million, or 23.7% of net revenue, for the same period in the prior year. The decrease was due to a $0.6 million decrease in vehicle and equipment expenses offset by a $0.4 million increase in general/auto liability.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$27,299	$23,140	$4,159	18.0%
Other services	89	115	(26)	(22.6)%

Total net revenue	$27,388	$23,255	$4,133	17.8%

Segment profit	$1,657	$1,389	$268	19.3%
Segment profit margin	6.1%	6.0%
Medical transports	65,610	55,320	10,290	18.6%
Net Medical Transport APC	$364	$357	$7	2.0%
DSO	53	60	(7)	(11.7)%

Revenue

The increase in ambulance services revenue was primarily due to $2.4 million of new contract revenue related to our acquisition of a medical transportation services provider in Colorado and $1.8 million of same service area revenue. Same service area revenue increased due to $1.3 million of medical transport volume and $0.5 million of net medical transport APC. The increase in same service area medical transports was due to growth in non-emergency transports in San Diego. The net medical transport APC increase was primarily due to improvement in collections and rate increases.

Payroll and employee benefits

Payroll and employee benefits was $15.1 million, or 55.1% of net revenue for the three months ended December 31, 2010, compared to $13.8 million, or 59.3% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports, unit hours and annual merit increases offset by a decrease in health insurance and workers’ compensation expense.

Operating expenses

Operating expenses, including general/auto liability expenses, for the three months ended December 31, 2010 was $9.6 million, or 35.1% of net revenue, compared to $7.2 million, or 31.0% of net revenue, for the same period in the prior year. The increase was due to increases in vehicle and equipment expenses including fuel, station expenses, professional fees, general/auto liability and other less significant increases. The increase in professional fees was related to new contract activity and our acquisition in Colorado.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Six Months Ended December 31, 2010 and 2009

(unaudited)

(in thousands, except per share amounts)

	2010	% of Net Revenue	2009	% of Net Revenue	$ Change	% Change
Net revenue	$281,457	100.0%	$263,772	100.0%	$17,685	6.7%

Operating expenses:
Payroll and employee benefits	171,259	60.8%	161,879	61.4%	9,380	5.8%
Depreciation and amortization	8,964	3.2%	7,631	2.9%	1,333	17.5%
Other operating expenses	62,681	22.3%	58,619	22.2%	4,062	6.9%
General/auto liability insurance expense	12,339	4.4%	8,585	3.3%	3,754	43.7%
Gain on sale/disposal of assets	(704)	(0.3)%	(402)	(0.2)%	(302)	(75.1)%

Total operating expenses	254,539	90.4%	236,312	89.6%	18,227	7.7%

Operating income	26,918	9.6%	27,460	10.4%	(542)	(2.0)%
Interest expense	(14,513)	(5.2)%	(14,645)	(5.6)%	132	0.9%
Interest income	124	0.0%	131	0.0%	(7)	(5.3)%
Loss on debt extinguishment	(8,025)	(2.9)%	(13,842)	(5.2)%	5,817	42.0%

Income (loss) from continuing operations before income taxes	4,504	1.6%	(896)	(0.3)%	5,400	#
Income tax (provision) benefit	(1,427)	(0.5)%	349	0.1%	(1,776)	#

Income (loss) from continuing operations	3,077	1.1%	(547)	(0.2)%	3,624	#
Income (loss) from discontinued operations, net of income taxes	34	0.0%	(269)	(0.1)%	303	#

Net income (loss)	3,111	1.1%	(816)	(0.3)%	3,927	#
Net income attributable to noncontrolling interest	(1,486)	(0.5)%	(1,035)	(0.4)%	(451)	(43.6)%

Net income (loss) attributable to Rural/Metro	$1,625	0.6%	$(1,851)	(0.7)%	$3,476	#

Income per share:
Basic -
Income (loss) from continuing operations attributable to Rural/Metro	$0.06		$(0.06)		$0.12
Income (loss) from discontinued operations attributable to Rural/Metro	—		(0.01)		0.01

Net income (loss) attributable to Rural/Metro	$0.06		$(0.07)		$0.13

Diluted -
Income (loss) from continuing operations attributable to Rural/Metro	$0.06		$(0.06)		$0.12
Income (loss) from discontinued operations attributable to Rural/Metro	—		(0.01)		0.01

	2010	% of Net Revenue	2009	% of Net Revenue	$ Change	% Change
Net income (loss) attributable to Rural/Metro	$0.06		$(0.07)		$0.13

Average number of common shares outstanding - Basic	25,308		24,964		344

Average number of common shares outstanding - Diluted	25,578		24,964		614

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Six Months Ended December 31,
	2010	2009	$ Change	% Change
Ambulance services	$245,741	$226,464	$19,277	8.5%
Other services	35,716	37,308	(1,592)	(4.3)%

Total net revenue	$281,457	$263,772	$17,685	6.7%

Ambulance Services

The increase in ambulance services revenue was primarily due to a $9.9 million increase in same service area revenue and $9.4 million of new contract revenue related to a new emergency contract in Georgia and volume related to our acquisition of medical transportation services providers in Kentucky and Colorado. The increase in same service area revenue included a $6.9 million increase in medical transport volume and $3.9 million in net medical transport APC offset by a $0.4 million decrease in ATS revenue related to decreases in ATS transport volume.

Other Services

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base.

Below are two tables with quarterly comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency and non-emergency.

	Six Months Ended December 31,
	2010	2009	Transport Change	% Change
Same service area medical transports	557,567	540,151	17,416	3.2%
New contract medical transports	29,458	N/A	29,458	#

Medical transports from continuing operations	587,025	540,151	46,874	8.7%

# - Variances over 100% not displayed

	Six Months Ended December 31,
	2010	% of Transports	2009	% of Transports	Transport Change	% Change
Emergency medical transports	258,186	44.0%	236,872	43.9%	21,314	9.0%
Non-emergency medical transports	328,839	56.0%	303,279	56.1%	25,560	8.4%

Medical transports from continuing operations	587,025	100.0%	540,151	100.0%	46,874	8.7%

The growth in same service area transports was primarily due to transport volume increases in our Cincinnati, Tennessee, San Diego and Alabama markets. New contract transport growth is related to a new emergency contract in Georgia and transports related to our acquisition of medical transportation service providers in Kentucky and Colorado.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $224.4 million and $178.2 million for the six months ended

December 31, 2010 and 2009, respectively. The increase of $46.2 million is primarily a result of increased transports, rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 12.6% and 13.4% for the six months ended December 31, 2010 and 2009, respectively.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Six Months Ended December 31,
	2010	% of Gross Revenue	2009	% of Gross Revenue	$ Change	% Change
Gross Revenue	$538,052	100.0%	$467,189	100.0%	$70,863	15.2%
Contractual Discounts	(224,381)	(41.7)%	(178,195)	(38.1)%	(46,186)	(25.9)%
Uncompensated care	(67,930)	(12.6)%	(62,530)	(13.4)%	(5,400)	(8.6)%

Net Medical Transportation Revenue	$245,741	45.7%	$226,464	48.5%	$19,277	8.5%

Ambulance Services Revenue by Payer Category

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Six Months Ended December 31,
	2010	2009
Medicare	41.9%	42.6%
Medicaid	19.4%	15.3%
Commercial insurance	32.8%	35.5%
Self-pay	1.0%	1.0%
Fees/subsidies	4.9%	5.6%

Total	100.0%	100.0%

Net Medical Transport APC

Net medical transport APC for the six months ended December 31, 2010 increased $3 to $396 from $393 for the six months ended December 31, 2009. The increase was primarily due to improved collections and rate increases offset by changes in market transport mix.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits increased due to increased transports and $1.0 million of expense related to relocation of executives partially offset by a decrease of $1.7 million in health insurance expense, a net decrease of $0.9 million in workers’ compensation expense ($1.5 million net decrease in year to year changes in revisions to historical claims estimates offset by $0.6 million of increases in current year claims) and a decrease of $0.7 million related to severance expense recorded in the prior year.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to December 31, 2009.

Other Operating Expenses

Other operating expenses increased due to $1.8 million in professional fees, $0.6 million of which was related to professional fees incurred in connection with the debt refinancing. The remainder of the increase related primarily to legal and consulting fees incurred in connection with new contract activity acquisition activity. Results also reflected a $1.2 million increase in fuel expense related to increased fuel prices and transports as well as a $0.9 million increase in station expenses.

General/Auto Liability Insurance Expense

General/auto liability insurance expense increased $3.8 million including $3.9 million related to the difference in revisions for historical claims estimates from year to year ($4.1 million of unfavorable adjustments in the current year compared to $0.2 million of unfavorable adjustments in the prior year).

Interest Expense

The decrease in interest expense is a result of overall lower cost of capital as a result of the refinancing of our debt.

Loss on Debt Extinguishment

For the six months ended December 31, 2010, we recorded an $8.0 million loss on debt extinguishment in connection with the November 2010 refinancing of the 2009 Credit Facility and Senior Discount Notes. The loss consisted of the write-off of unamortized debt issuance costs and discounts and a portion of the third-party and lender fees incurred to effect the refinancing.

For the six months ended December 31, 2009, we recorded a $13.8 million loss on debt extinguishment in connection with the December 2009 refinancing of the 2005 Credit Facility and Senior Subordinated Notes. The loss consisted of the write-off of unamortized debt issuance costs and a portion of the third-party and lender fees incurred to effect the refinancing.

These refinancing transactions are discussed in Note 7 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

Income Tax Provision

During the six months ended December 31, 2010, our effective tax rate for continuing operations was 31.7%. This rate differs from the federal statutory rate of 35.0% primarily as a result of state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

During the six months ended December 31, 2009, our effective tax rate for continuing operations was 39.0%. This rate differs from the federal statutory rate of 35.0% primarily as a result of non-deductible non-cash interest expense related to our Senior Discount Notes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

We recorded a $22,000 income tax provision and a $0.3 million income tax benefit for discontinued operations during the six months ended December 31, 2010 and 2009, respectively. The Company made income tax payments of $0.8 million and $1.3 million for the six months ended December 31, 2010 and 2009, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009 — Segments

East

The following table presents financial results and key operating statistics for the East operations (in thousands, except medical transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$64,420	$61,569	$2,851	4.6%
Other services	1,816	2,161	(345)	(16.0)%

Total net revenue	$66,236	$63,730	$2,506	3.9%

Segment profit	$12,011	$12,919	$(908)	(7.0)%
Segment profit margin	18.1%	20.3%
Medical transports	178,005	167,362	10,643	6.4%
Net Medical Transport APC	$349	$354	$(5)	(1.4)%
DSO	48	43	5	11.6%

Revenue

The increase in ambulance services revenue was primarily due to $2.3 million of new contract revenue related to our acquisition of a medical transportation services provider in Kentucky and a $0.6 million increase in same service area revenue. The increase in same service area revenue was due to a $0.9 million increase in medical transport volume offset by a $0.2 million decrease in net medical transport APC. The increase in same service area medical transport volume was due to growth in non-emergency transports in Kentucky and emergency transports in New York. The net medical transport APC decrease was primarily due to a shift in market transport and service level mix.

Payroll and employee benefits

Payroll and employee benefits was $35.5 million, or 53.6% of net revenue for the six months ended December 31, 2010, compared to $33.3 million, or 52.3% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses was $13.6 million for the six months ended December 31, 2010, or 20.5% of net revenue, compared to $13.3 million, or 20.9% of net revenue for the same period in the prior year. The increase was due to an increase in general/auto liability expense offset by decreases in vehicle and equipment expenses and station expenses.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$54,533	$46,947	$7,586	16.2%
Other services	14,690	14,736	(46)	(0.3)%

Total net revenue	$69,223	$61,683	$7,540	12.2%

Segment profit	$3,537	$4,932	$(1,395)	(28.3)%
Segment profit margin	5.1%	8.0%
Medical transports	167,224	142,570	24,654	17.3%
Net Medical Transport APC	$304	$302	$2	0.7%
DSO	44	41	3	7.3%

Revenue

The increase in ambulance services revenue was primarily due to $4.7 million from a new emergency contract in Georgia and $2.9 million of same service area revenue. Same service area revenue increased due to increases in medical transport volume. The increase in same service area medical transports was due to growth in non-emergency transport volume in our Tennessee and Alabama markets related to concentrated marketing efforts to expand our non-emergency business.

Payroll and employee benefits

Payroll and employee benefits was $44.9 million, or 64.9% of net revenue for the six months ended December 31, 2010, compared to $39.5 million, or 64.0% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports, workers’ compensation expense and annual merit increases.

Operating expenses

Operating expenses, including general/auto liability expenses, for the six months ended December 31, 2010 was $14.9 million, or 21.5% of net revenue compared to $12.8 million, or 20.8% of net revenue, for the same period in the prior year. The increase was due to a $0.9 million increase in general/auto liability insurance expense and increased vehicle and equipment expenses, including a $0.5 million increase in fuel expense related to increased transports and fuel prices.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$74,479	$71,290	$3,189	4.5%
Other services	19,025	20,175	(1,150)	(5.7)%

Total net revenue	$93,504	$91,465	$2,039	2.2%

Segment profit	$14,739	$13,564	$1,175	8.7%
Segment profit margin	15.8%	14.8%
Medical transports	117,597	118,960	(1,363)	(1.1)%
Net Medical Transport APC	$628	$591	$37	6.3%
DSO	35	43	(8)	(18.6)%

Revenue

The increase in ambulance services revenue was primarily due to a $4.3 million increase in same service area net medical transport APC offset by a $0.9 million decrease in same service area medical transport volume. The increase in net medical transport APC was due to collection rate increases as well as service level increases. Medical transports decreased primarily due to the loss of our contract in the City of Peoria.

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base.

We were not selected as the continuing ambulance provider for the City of Peoria, Arizona effective with the expiration of our current contract on August 18, 2010. This contract accounted for approximately 8,500 emergency transports and $4.6 million of net revenue annually. The expiration of the contract resulted in 3,150 fewer transports during the six months ended December 31, 2010 compared to the six months ended December 31, 2009.

Payroll and employee benefits

Payroll and employee benefits was $50.4 million, or 53.9% of net revenue for the six months ended December 31, 2010, compared to $49.8 million, or 54.4% of net revenue, for the same period in the prior year. The increase was primarily due to increased transports and annual merit increases offset by decreases in health insurance and workers’ compensation expenses.

Operating expenses

Operating expenses, including general/auto liability expenses decreased to $21.3 million for the six months ended December 31, 2010, or 22.8% of net revenue, compared to $22.0 million, or 24.1% of net revenue, for the same period in the prior year. The decrease was due to a $1.2 million decrease in vehicle and equipment expense offset by less significant increases in other expenses.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2010	2009
Net revenue
Ambulance services	$52,309	$46,658	$5,651	12.1%
Other services	185	236	(51)	(21.6)%

Total net revenue	$52,494	$46,894	$5,600	11.9%

Segment profit	$5,595	$3,676	$1,919	52.2%
Segment profit margin	10.7%	7.8%
Medical transports	124,199	111,259	12,940	11.6%

	Six Months Ended December 31,		$ Change	% Change
	2010	2009
Net Medical Transport APC	$367	$356	$11	3.1%
DSO	53	60	(7)	(11.7)%

Revenue

The increase in ambulance services revenue was primarily due to a $3.3 million increase in same service area revenue and $2.4 million of new contract revenue related to our acquisition of a medical transportation services provider in Colorado. The increase in same service area revenue was due to $2.2 million of medical transport volume and $1.3 million of net medical transport APC. Medical transports increased due to growth in non-emergency transport volume in San Diego and emergency transport volume in Colorado. The net medical transport APC increase was primarily due to improvement in collections and rate increases.

Payroll and employee benefits

Payroll and employee benefits was $28.6 million, or 54.4% of net revenue for the six months ended December 31, 2010, compared to $27.3 million, or 58.2% of net revenue, for the same period in the prior year. The increase was primarily due to increased transports and annual merit increases offset by decreases in workers’ compensation and health insurance expenses.

Operating expenses

Operating expenses, including general/auto liability expenses, for the six months ended December 31, 2010 was $16.2 million, or 30.9% of net revenue, compared to $13.9 million, or 29.6% of net revenue, for the same period in the prior year. The increase was due to increases in vehicle and equipment expenses including fuel, station expenses, professional fees, general/auto liability and other less significant increases. The increase in professional fees was related to new contract activity and our acquisition in Colorado.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

Critical Accounting Estimates and Policies

Our critical accounting estimates and policies are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010. During the six months ended December 31, 2010, there have been no significant changes in our critical accounting estimates and policies other than as discussed below or in Note 1 to our Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. For a discussion of our critical accounting estimates and policies, see item 7 in our Form 10-K for the year ended June 30, 2010 filed with the SEC on September 8, 2010.

The financial information as of December 31, 2010 should be read in conjunction with the financial statements for the year ended June 30, 2010 contained in our Form 10-K filed with the SEC on September 8, 2010.

Goodwill

We perform an annual evaluation of goodwill for impairment in a two-step test. As a result of that evaluation we recorded $1.2 million of goodwill impairment related to one of the reporting units in our South reporting segment in fiscal 2010. The goodwill balance for that reporting unit at December 31, 2010 was $1.0 million. We continue to monitor the performance of this reporting unit to determine if any interim review of the remaining goodwill is warranted. If the trend of declining profitability is larger than expected or the planned changes in utilization of existing resources do not yield expected results, further impairment charges could be recorded for this reporting unit.

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

We have available to us, upon compliance with certain conditions, $47.6 million of capacity under our $85.0 million Revolving Credit Facility. The available capacity of the Revolving Credit Facility is reduced by $37.4 million of letters of credit outstanding under the $60.0 million letter of credit sub-line as of December 31, 2010. No other amounts were outstanding under the Revolving Credit Facility as of December 31, 2010.

We may also request an increase in the 2010 Term Loan or the Revolving Credit Facility capacity in $5.0 million increments, subject to a $35.0 million limit in the aggregate. The letter of credit sub-line may be increased on a dollar-for-dollar basis with increases in the capacity of the 2010 Revolver, subject to a maximum letter of credit sub-line of $80.0 million.

We believe that our cash and cash equivalents on hand, cash flows generated from operations and our available credit under the Revolving Credit Facility will be sufficient to fund our working capital requirements, debt service, capital expenditures and acquisitions.

Cash Flow

The table below summarizes cash flow information (in thousands):

	Six Months Ended December 31,
	2010	2009
Net cash provided by operating activities	$3,169	$16,571
Net cash provided by (used in) investing activities	10,459	(27,789)
Net cash used in financing activities	(7,131)	(10,754)

Operating Activities

Net cash provided by operating activities totaled $3.2 million and $16.6 million for the six months ended December 31, 2010 and 2009, respectively. The decrease in net cash provided by operating activities was primarily due to the Senior Discount Notes converting to cash interest payments effective March 2010, and changes in assets and liabilities. There were other less significant changes in non-cash items.

We had working capital of $60.1 million at December 31, 2010, including cash and cash equivalents of $26.7 million, compared to working capital of $34.6 million, including cash and cash equivalents of $20.2 million, at June 30, 2010. The increase in working capital as of December 31, 2010 is primarily related to increases in cash due to the release of restricted cash, increases in accounts receivable due to increased revenue and decreases in accrued liabilities, most notably accrued interest.

Effective March 2010, the non-cash accretion of the 12.75% Senior Discount Notes ceased and cash interest began to accrue. The first $6.0 million semi-annual interest payment was made in September 2010. We paid accrued interest to holders of the 12.75% Senior Discount Notes to the date of their tender or call in connection with the 2010 refinancing.

Investing Activities

Net cash provided by investing activities the six months ended December 31, 2010 primarily reflects the release of $20.4 million for deposits of restricted cash related to the cash collateralized letter of credit facility offset by $5.7 million of capital expenditures and $4.3 million of cash used for acquisition. Net cash used in investing activities for the six months ended December 31, 2009 primarily reflects $22.4 million of deposits of restricted cash and $5.5 million of capital expenditures. We released restricted cash associated with the terminated cash collateralized letter of credit facility during the six months ended December 31, 2010. We made deposits of $17.8 million in connection with our Cash Collateralized LC Facility and $4.3 million related to the near term redemption of the remaining Senior Subordinated Notes for the six months ended December 31, 2009. The redemption of the Senior Subordinated Notes occurred in the third quarter of fiscal 2010.

Financing Activities

Net cash used in financing activities during the six months ended December 31, 2010 primarily reflects the use of cash for the repayment of debt and for payment of debt refinancing transaction fees offset by cash inflows due to borrowings under our 2010 Credit Facility. Additionally, prior to the debt refinancing transaction, we made principal payments on our Term Loan due 2014 including a $1.9 million excess cash flow payment and the $0.5 million scheduled principal payment and $1.0 million in distributions to the noncontrolling interest.

Net cash used in financing activities during the six months ended December 31, 2009 primarily reflects the use of cash for repayment of debt and for payment of debt refinancing transaction fees partially offset by cash inflows due to borrowings under our 2009 Credit Facility. Additionally, prior to the debt refinancing transaction, we made a $10.0 million principal payment on our Term Loan B and made $0.9 million in distributions to the noncontrolling interest.

Debt Covenants

The 2010 Credit Facility includes various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2010 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including an interest expense leverage ratio and a total leverage ratio. The 2010 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company, as a holding company, and other matters customarily restricted in such agreements. The table below sets forth information regarding certain of the financial covenants under the 2010 Credit Agreement.

	Level Specified in Agreement	Level Achieved at December 31, 2010	Levels to be achieved at
Financial Covenant			March 31, 2011	June 30, 2011		September 30, 2011

Interest expense coverage ratio	> 2.75	3.62	> 2.75		> 2.75	> 2.75
Total leverage ratio (1)	< 4.75	3.97	< 4.75		< 4.75	< 4.50
Capital expenditure (2)	N/A	N/A	N/A	< $	25.0 million	N/A

(1)	Calculated using a 2010 Term Loan balance of $270.0 million. See discussion in Note 7 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

(2)	Measured annually at June 30.

We were in compliance with all of our covenants under our 2010 Credit Facility at December 31, 2010 as shown above. We anticipate continuing compliance. See Note 7 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q for a discussion regarding the 2010 Credit Facility and termination of the 2009 Credit Facility.

Contractual Obligations and Other Commitments

As of December 31, 2010, there had been no material changes to our contractual obligations and other commitments as reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed September 8, 2010 with the SEC, except for changes resulting from the 2010 debt refinancing as discussed in Note 7 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. The following table illustrates our contractual obligations under the 2010 Credit Facility and revised obligations for the Term Loans, Senior Discount Notes and interest payments as affected by the 2010 debt refinancing as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
12.75% Senior Discount Notes due March 2016	$—	$—	$—	$—	$—
Term Loan due 2016	270,000	2,700	5,400	5,400	256,500
Term Loan due 2014	—	—	—	—	—
Interest payments	104,858	18,525	36,602	35,716	14,015

	$374,858	$21,225	$42,002	$41,116	$270,515

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Current amounts outstanding under our Term Loan due 2016 bear interest at LIBOR plus 4.25% (subject to a LIBOR floor of 1.75%) or, at Rural/Metro, LLC’s option, the Alternate Base Rate plus 3.25%. Due to the 1.75% floor in LIBOR rate, our interest expense will not increase with an increase in LIBOR until LIBOR exceeds 1.75%. Based on amounts outstanding under our 2010 Credit Facility at December 31, 2010, a 1% increase in the LIBOR rate over 1.75% would increase our interest expense on an annual basis by approximately $2.7 million. If LIBOR exceeds 3.00%, our interest rate cap effectively hedges any rate increase above 3.00% for its notional amount of $60.0 million. For the remainder of the 2010 Term Loan, for a 1% increase in LIBOR over 3%, interest expense would increase by $2.1 million. Under the terms of the 2010 Credit Agreement, we are required to enter into a hedging agreement with a notional amount of no less than 50% of the outstanding balance on the Term Loan due 2016 within 120 days of the date of the refinancing transaction. Our compliance with that requirement will further reduce interest rate risk for the notional amount of that contract.

The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into additional hedging transactions, such as interest rate swap or cap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the six month period ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Note 13 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

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

Item 4.	Removed and Reserved.

Item 6.	Exhibits

Exhibits

10.1	Amendment and Restatement Agreement dated as of November 24, 2010, among the Company, Rural/Metro Operating Company LLC, as borrower, certain guarantors referred to therein, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders referred to therein. (1)

10.2	Amended and Restated Credit Agreement dated as of November 24, 2010 among Rural/Metro Operating Company LLC, as borrower, the lenders referred to therein, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as syndication agent, JPMorgan Chase Bank, N.A. and Bank of Arizona, N.A., as co-documentational agents, and RBC Capital Markets, as sole lead arranger and sole lead bookrunner. (1)

10.3	Management Incentive Program (as amended December 2010)* **

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.

+	Furnished but not filed.

**	Management contracts or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on November 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: February 9, 2011	By:	/S/ MICHAEL P. DIMINO
Michael P. DiMino,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ KRISTINE B. PONCZAK
Kristine B. Ponczak,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/S/ DONNA BERLINSKI
Donna Berlinski,
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

10.1	Amendment and Restatement Agreement dated as of November 24, 2010, among the Company, Rural/Metro Operating Company LLC, as borrower, certain guarantors referred to therein, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders referred to therein. (1)

10.2	Amended and Restated Credit Agreement dated as of November 24, 2010 among Rural/Metro Operating Company LLC, as borrower, the lenders referred to therein, Royal Bank of Canada, as administrative agent, General Electric Capital Corporation, as syndication agent, JPMorgan Chase Bank, N.A. and Bank of Arizona, N.A., as co-documentational agents, and RBC Capital Markets, as sole lead arranger and sole lead bookrunner. (1)

10.3	Management Incentive Program (as amended December 2010)* **

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.

+	Furnished but not filed.

**	Management contracts or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on November 26, 2010.