Form 10-Q
period 2011-03-31
RURAL/METRO CORP /DE/
filed 2011-05-09
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 25,380,542 shares of the registrant’s Common Stock outstanding on May 4, 2011.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2011

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$42,497	$20,228
Accounts receivable, net	79,622	63,581
Inventories	7,066	8,001
Deferred income taxes	26,611	23,737
Prepaid expenses and other	6,139	7,907

Total current assets	161,935	123,454
Property and equipment, net	53,228	50,670
Goodwill	37,947	36,516
Restricted cash	213	20,376
Deferred income taxes	32,608	41,538
Other assets	17,812	15,908

Total assets	$303,743	$288,462

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$13,951	$12,914
Accrued and other current liabilities	52,172	48,290
Deferred revenue	21,787	21,244
Current portion of long-term debt	1,614	6,436

Total current liabilities	89,524	88,884
Long-term debt, net of current portion	261,006	262,606
Other long-term liabilities	45,310	38,130

Total liabilities	395,840	389,620

Commitments and contingencies (Note 13)
Rural/Metro stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,380,542 and 25,254,713 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	254	252
Additional paid-in capital	157,532	156,748
Treasury stock, 96,246 shares at both March 31, 2011 and June 30, 2010	(1,239)	(1,239)
Accumulated other comprehensive loss	(3,706)	(3,782)
Accumulated deficit	(247,077)	(254,823)

Total Rural/Metro stockholders’ deficit	(94,236)	(102,844)
Noncontrolling interest	2,139	1,686

Total deficit	(92,097)	(101,158)

Total liabilities and deficit	$303,743	$288,462

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net revenue	$146,053	$133,137	$427,510	$396,909

Operating expenses:
Payroll and employee benefits	87,103	79,951	258,362	241,830
Depreciation and amortization	4,300	3,814	13,264	11,445
Other operating expenses	34,882	31,449	97,563	90,068
General/auto liability insurance expense	4,038	3,396	16,377	11,981
Gain on sale/disposal of assets	(107)	(113)	(811)	(515)

Total operating expenses	130,216	118,497	384,755	354,809

Operating income	15,837	14,640	42,755	42,100
Interest expense	(5,438)	(7,116)	(19,951)	(21,761)
Interest income	14	38	138	169
Loss on debt extinguishment	—	(312)	(8,025)	(14,154)

Income from continuing operations before income taxes	10,413	7,250	14,917	6,354
Income tax provision	(4,319)	(2,664)	(5,746)	(2,315)

Income from continuing operations	6,094	4,586	9,171	4,039
Income (loss) from discontinued operations, net of income taxes	(6)	(232)	28	(501)

Net income	6,088	4,354	9,199	3,538
Net loss (income) attributable to noncontrolling interest	33	(595)	(1,453)	(1,630)

Net income attributable to Rural/Metro	$6,121	$3,759	$7,746	$1,908

Income (loss) per share:
Basic -
Income from continuing operations attributable to Rural/Metro	$0.24	$0.16	$0.31	$0.10
Income (loss) from discontinued operations attributable to Rural/Metro	—	(0.01)	—	(0.02)

Net income attributable to Rural/Metro	$0.24	$0.15	$0.31	$0.08

Diluted -
Income from continuing operations attributable to Rural/Metro	$0.24	$0.16	$0.30	$0.10
Income (loss) from discontinued operations attributable to Rural/Metro	—	(0.01)	—	(0.02)

Net income attributable to Rural/Metro	$0.24	$0.15	$0.30	$0.08

Average number of common shares outstanding - Basic	25,379	25,247	25,331	25,057

Average number of common shares outstanding - Diluted	25,650	25,450	25,602	25,325

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2010	25,254,713	$252	$156,748	$(1,239)	$(254,823)	$(3,782)	$(102,844)	$1,686	$(101,158)
Share-based compensation expense	—	—	979	—	—	—	979	—	979
Common stock issued under share-based compensation plans	125,829	2	34	—	—	—	36	—	36
Payment of tax withholding for share-based compensation	—	—	(229)	—	—	—	(229)	—	(229)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(1,000)	(1,000)
Comprehensive income, net of tax:
Net income	—	—	—	—	7,746	—	7,746	1,453	9,199
Other comprehensive income, net of tax	—	—	—	—	—	76	76	—	76

Comprehensive income							7,822	1,453	9,275

Balance at March 31, 2011	25,380,542	$254	$157,532	$(1,239)	$(247,077)	$(3,706)	$(94,236)	$2,139	$(92,097)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except share amounts)

	Rural/Metro Stockholders’ Deficit
	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Rural/Metro Stockholders’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2009	24,852,726	$248	$155,187	$(1,239)	$(258,331)	$(2,597)	$(106,732)	$1,825	$(104,907)
Share-based compensation expense	—	—	391	—	—	—	391	—	391
Common stock issued under share-based compensation plans	395,674	4	509	—	—	—	513	—	513
Payment of tax withholding for share-based compensation	—	—	(83)	—	—	—	(83)	—	(83)
Tax benefit from share-based compensation	—	—	529	—	—	—	529	—	529
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	(900)	(900)
Comprehensive income, net of tax:
Net income	—	—	—	—	1,908	—	1,908	1,630	3,538
Other comprehensive income, net of tax	—	—	—	—	—	5	5	—	5

Comprehensive income							1,913	1,630	3,543

Balance at March 31, 2010	25,248,400	$252	$156,533	$(1,239)	$(256,423)	$(2,592)	$(103,469)	$2,555	$(100,914)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$9,199	$3,538
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	13,263	11,566
Non-cash adjustments to insurance claims reserves	6,748	2,149
Accretion of debt	918	8,094
Amortization of debt issuance costs	851	1,280
Deferred income taxes	6,018	1,160
Share-based compensation expense	979	391
Excess tax benefits from share-based compensation	—	(529)
Non-cash loss on debt extinguishment	878	2,345
Gain on sale/disposal of property and equipment and proceeds from property insurance settlement	(212)	(71)
Change in assets and liabilities -
Accounts receivable	(16,041)	4,567
Inventories	1,062	733
Prepaid expenses and other	1,764	1,876
Other assets	(4,674)	(4,053)
Accounts payable	839	(197)
Accrued and other current liabilities	486	6,346
Deferred revenue	543	(262)
Other long-term liabilities	2,241	(596)

Net cash provided by operating activities	24,862	38,337

Cash flows from investing activities:
Capital expenditures	(10,917)	(9,391)
Cash paid for acquisition	(4,250)	—
Proceeds from the sale/disposal of property and equipment and property insurance settlement	70	127
Decrease (increase) in restricted cash	20,376	(17,842)

Net cash provided by (used in) investing activities	5,279	(27,106)

Cash flows from financing activities:
Payments on debt and capital leases	(274,428)	(191,624)
Issuance of debt	268,650	178,200
Debt issuance costs	(901)	(1,837)
Excess tax benefits from share-based compensation	—	529
Proceeds from issuance of common stock under share-based compensation plans	36	513
Payment of tax withholding for share-based compensation	(229)	(83)
Distributions to noncontrolling interest	(1,000)	(900)

Net cash used in financing activities	(7,872)	(15,202)

Increase (decrease) in cash and cash equivalents	22,269	(3,971)
Cash and cash equivalents, beginning of period	20,228	37,108

Cash and cash equivalents, end of period	$42,497	$33,137

Supplemental disclosure of non-cash operating activities:
Decrease in current assets and accrued liabilities for general liability insurance claim	$—	$(13,073)

	Nine Months Ended March 31,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$3,174	$1,907

Supplemental cash flow information:
Cash paid for interest	$22,940	$14,181

Cash paid for income taxes, net	$789	$1,538

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results of operations for the full fiscal year.

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

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three and nine months ended March 31, 2011 reflect certain reclassifications for discontinued operations as described in Note 15 and a change in the Company’s reporting segments as described in Note 14. These reclassifications have no effect on previously reported earnings per share.

During the third quarter of fiscal 2011, the Company determined that the tax treatment of certain income tax components in prior periods was incorrect. The Company assessed the materiality of these errors on prior periods’ consolidated financial statements and on each quarter of fiscal 2011 in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that these errors were not material to any such periods. The cumulative effect of the errors was recorded as an adjustment in the third quarter of fiscal 2011. The effect of these adjustments to the Consolidated Statements of Operations for the three and nine months ended March 31, 2011 was to increase the income tax provision and to decrease net income from continuing operations by $0.2 million. The adjustment did not impact income (loss) from discontinued operations or net cash provided by operations.

Recent Developments

On March 28, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WP Rocket Holdings LLC, a Delaware limited liability company (“Parent”), and WP Rocket Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Merger Sub and Parent are affiliates of Warburg Pincus LLC (“Warburg”) formed by Warburg in order to acquire the Company.

The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. In the Merger, each outstanding share of common stock of the Company, other than any shares owned by the Company, Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of the Company or of Parent or any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $17.25 in cash, without interest.

The Company’s Board of Directors, acting on the recommendation of a Special Committee consisting entirely of independent directors, unanimously approved the terms of the Merger Agreement and has resolved to recommend adoption of the Merger Agreement by Company shareholders. In addition to shareholder approval, the transaction is subject to the satisfaction of customary closing conditions and regulatory approvals. Closing is not subject to any financing condition.

(2) Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends ASC 810, Consolidation to include the new guidance that changes the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”). The ASU changes the approach to determining the primary beneficiary of a VIE and requires entities to more frequently assess whether they must consolidate VIEs. The ASU is effective for annual periods beginning after November 15, 2009. Accordingly, the Company adopted the ASU on July 1, 2010. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements, but required additional disclosures which are presented in Note 16.

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

In March 2010, the FASB approved for issuance ASU No. 2010-17, Revenue Recognition-Milestone Method (Topic 605) – Milestone Method of Revenue Recognition. The updated guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions, and is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) – Intangibles – Goodwill and Other (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 will be effective for the Company’s interim period ending September 30, 2011. The Company does not believe the adoption of ASU 2010-28 will have a material impact on its consolidated financial statements.

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following are the fair values of the Company’s assets and liabilities recorded at fair value (in thousands):

	Total Recorded at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents (1)	$42,497	$42,497	$—	$—
Restricted cash (2)	213	213	—	—
Derivative assets (3)	1,031	—	1,031	—

Total assets measured at fair value as of March 31, 2011	$43,741	$42,710	$1,031	$—

Liabilities:
Derivative liabilities (3)	$825	$—	$825	$—

Total liabilities measured at fair value as of March 31, 2011	$825	$—	$825	$—

Assets:
Cash and cash equivalents (1)	$20,228	$20,228	$—	$—
Restricted cash (2)	20,376	20,376	—	—
Derivative assets (3)	243	—	243	—

Total assets measured at fair value as of June 30, 2010	$40,847	$40,604	$243	$—

(1)	Cash and cash equivalents include bank deposits and money market accounts.

(2)	At March 31, 2011, restricted cash consisted of bank deposits. At June 30, 2010, restricted cash consisted of certificates of deposit of various maturities. See Note 7 for details on restricted cash at June 30, 2010.

(3)	The fair values of the derivative instruments at March 31, 2011 and June 30, 2010, respectively, were based on quoted prices for similar instruments in active markets. See Note 6 for details on the derivative instruments.

The carrying values of accounts receivable, accounts payable, accrued and other current liabilities and other long-term liabilities approximate the related fair values due to the nature of these assets and liabilities.

The following is a comparison of the fair value and recorded value of the Company’s long-term debt (in thousands):

	As of
	March 31, 2011		June 30, 2010
	Fair Value	Recorded Value	Fair Value	Recorded Value
Term Loan due November 2016 (1)	$269,325	$262,112	$—	$—
Term Loan due December 2014 (2)	—	—	179,100	174,890
12.75% Senior Discount Notes due March 2016 (3)	—	—	99,110	93,500

(1)	The fair value of the Term Loan due November 2016 as of March 31, 2011 was based on the quoted ask price for the loan (Level 2).

(2)	The fair value of the Term Loan due December 2014 as of June 30, 2010 was based on the quoted ask price for the loan (Level 2).

(3)	The fair value of the Senior Discount Notes was determined using reported market transaction prices closest to June 30, 2010 (Level 2).

(4) Acquisitions

On October 15, 2010, the Company acquired the assets of Pridemark Paramedic Services in Colorado for a purchase price of $4.3 million.

The following is a summary of the purchase price allocation (in thousands):

Inventory	$119
Property and equipment	1,465
Intangibles	990
Goodwill	1,431
Other	245

Total purchase price	$4,250

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

Additionally, the Company’s general/auto liability and workers’ compensation insurers require the Company to post collateral to support future expected claim payments. The Company has provided letters of credit as collateral to support retention limits. These letters of credit, issued under the Company’s 2010 Revolving Credit Facility at March 31, 2011 and under the Company’s 2009 Revolving Credit Facility and Cash Collateralized Letter of Credit Facility at June 30, 2010 as discussed in Note 7, totaled $37.3 million and $44.7 million at March 31, 2011 and June 30, 2010, respectively.

General/Auto Liability

The classification of general/auto liability related amounts in the Consolidated Balance Sheets is as follows (in thousands):

	March 31, 2011	June 30, 2010
Receivables from insurers included in other assets	$9,035	$8,894

Total general/auto liability related assets	9,035	8,894

Claims reserves included in accrued and other current liabilities	5,278	4,530
Claims reserves included in other long-term liabilities	23,000	18,690

Total general/auto liability related liabilities	28,278	23,220

Net general/auto liability related liabilities	$19,243	$14,326

Workers’ Compensation

The classification of workers’ compensation related amounts in the Consolidated Balance Sheets is as follows (in thousands):

	March 31, 2011	June 30, 2010
Insurance deposits included in prepaid expenses and other	$476	$137
Insurance deposits included in other assets	978	296
Receivables from insurers included in other assets	355	187

Total workers’ compensation related assets	1,809	620

Claims reserves and premium liabilities included in accrued and other current liabilities	7,261	6,232
Claims reserves included in other long-term liabilities	10,449	9,184

Total workers’ compensation related liabilities	17,710	15,416

Net workers’ compensation related liabilities	$15,901	$14,796

(6) Derivative Instruments and Hedging Activities

On February 22, 2010, the Company entered into a three-year interest rate cap contract (“interest rate cap”) to reduce its exposure to interest rate risk related to its variable-rate debt. The interest rate cap covers a notional amount of $60.0 million of the Company’s LIBO Rate (“LIBOR”)-based borrowings and expires on May 10, 2013. The interest rate cap qualified for hedge accounting and was formally designated as a cash flow hedging instrument. The effective portion of the gains or losses on the instrument was reported as a component of other comprehensive income and is reclassified into earnings as interest expense in the same periods during which the hedged forecasted transactions affect earnings.

On October 1, 2010, the Company elected to discontinue hedge accounting for the interest rate cap. Changes in the fair value of the interest rate cap after that date are recognized into earnings as interest expense. The net loss recorded in accumulated other comprehensive income as of that date will continue to be reclassified into earnings as interest expense in the same periods during which the hedged forecasted interest payments affect earnings.

On March 23, 2011, the Company entered into a forward-starting cap extension contract (“forward-starting cap”) to reduce its exposure to interest rate risk related to its variable-rate debt. The forward-starting cap covers a notional amount of $60.0 million of the Company’s LIBOR-based borrowings and will begin after the expiration of the interest rate cap discussed above and expires December 10, 2013. The forward-starting cap qualifies for hedge accounting and was formally designated as a cash flow hedging instrument. The effective portion of the gains or losses on the forward-starting cap is reported as a component of other comprehensive income and reclassified into earnings as interest expense in the same periods during which the hedged forecasted transactions affect earnings.

Additionally, on March 23, 2011, the Company entered into an interest rate swap contract (“interest rate swap”) to reduce its exposure to interest rate risk related to its variable-rate debt. The interest rate swap covers a notional amount of $75.0 million of the Company’s LIBOR-based borrowings. The contract began March 29, 2011 and expires March 29, 2014. The Company will receive variable payments based on LIBOR and may receive no less than a floor of 1.75% for making fixed payments of 2.63%. The interest rate swap qualifies for hedge accounting and was formally designated as a cash flow hedging instrument. The effective portion of the gains or losses on the interest rate swap is reported as a component of other comprehensive income and reclassified into earnings as interest expense in the same periods during which the hedged forecasted transactions affect earnings. This contract contains an other-than-insignificant financing element, and consequently the Company shall report all cash flows associated with this derivative instrument as financing activities in the Consolidated Statement of Cash Flows.

The Company also contracted for an option to cancel the interest rate swap (“option to cancel interest rate swap”) to reduce breakage fees in the event the Company decides to cancel the swap contract due to changes in business circumstances or credit markets. The option to cancel gives the Company the quarterly right to cancel the swap in the first year of the contract. The cost was included in the fixed payment rate and it does not qualify for hedge accounting. The gains or losses on the option to cancel are reported as interest expense.

The following tables present the fair values of derivative instruments and hedging activities included in the Company’s Consolidated Balance Sheets (in thousands):

	March 31, 2011
	Prepaid expenses and other	Other assets	Accrued and other current liabilities	Other long- term liabilities
Derivatives designated as hedging instruments:
Forward-starting cap	$—	$207	$—	$—
Interest rate swap	—	—	292	533

Total derivatives designated as hedging instruments	$—	$207	$292	$533
Derivatives not designated as hedging instruments:
Interest rate cap	$—	$123	$—	$—
Option to cancel interest rate swap	701	—	—	—

Total derivatives not designated as hedging instruments	$701	$123	$—	$—

Total derivative instruments and hedging activities	$701	$330	$292	$533

	June 30, 2010
	Prepaid expenses and other	Other assets	Accrued and other current liabilities	Other long- term liabilities
Derivatives designated as hedging instruments:
Interest rate cap	$5	$238	$—	$—

Total derivatives designated as hedging instruments	$5	$238	$—	$—

Total derivative instruments and hedging activities	$5	$238	$—	$—

As of June 30, 2010, all derivative instruments were designated as hedging instruments.

The following table presents the amounts related to derivative instruments and hedging activities affecting the Company’s Consolidated Statements of Operations and Statements of Changes in Stockholders’ Deficit and Comprehensive Income (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Derivatives designated as hedging instruments:

Gain (loss) recognized in Other Comprehensive Income:
Interest rate cap	$—	$(228)	$(170)	$(228)
Forward-starting cap	3	—	3	—
Interest rate swap	(50)	—	(50)	—

Total loss recognized in Other Comprehensive Income	$(47)	$(228)	$(217)	$(228)

Loss reclassified from Accumulated Other Comprehensive Income into Earnings:
Interest rate cap	$(16)	$—	$(23)	$—

Total loss reclassified from Accumulated Other Comprehensive Income into Earnings	$(16)	$—	$(23)	$—

Derivatives not designated as hedging instruments:

Gain (loss) Recognized in Earnings:
Interest rate cap	$(23)	$—	$51	$—
Option to cancel interest rate swap	(74)	—	(74)	—

Total loss recognized in Earnings	$(97)	$—	$(23)	$—

Accumulated other comprehensive loss related to the derivative instruments was $0.8 million and $0.6 million as of March 31, 2011 and June 30, 2010, respectively. The Company expects to reclassify $0.3 million of existing losses reported in accumulated other comprehensive income to interest expense within the next twelve months. There was no cash flow hedge ineffectiveness for the forward-starting cap and a negligible amount for the interest rate swap for three and nine months ended March 31, 2011. There was no cash flow hedge ineffectiveness for the interest rate cap in the current fiscal year through the date hedge accounting was discontinued.

(7) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	March 31, 2011	June 30, 2010
Term Loan due December 2014	$—	$174,890
12.75% Senior Discount Notes due March 2016	—	93,500
Term Loan due November 2016	262,112	—
Other obligations, at varying rates from 5.00% to 12.75%, due through 2013	508	652

Total long-term debt	262,620	269,042
Less: Current maturities	(1,614)	(6,436)

Long-term debt, net of current maturities	$261,006	$262,606

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

2010 Term Loan

The $270.0 million 2010 Term Loan bears interest at LIBOR plus an applicable margin of 4.25% subject to a LIBOR floor of 1.75% or at the Company’s option, the Alternate Base Rate (ABR) as defined in the credit agreement plus 3.25%. In the case of the LIBOR option, the Company contracts for periods that may be equal to one, two, three or six months from the date of initial borrowing and interest is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter for the ABR option.

The 2010 Term Loan requires quarterly principal payments of 0.25%, beginning March 31, 2011 through the maturity date. Additionally, annual principal payments equal to 50% of fiscal year-end excess cash flow, as defined in the credit agreement are required. The required excess cash flow payments may decrease to 25% or 0% based on the total leverage ratio, as defined in the credit agreement. The 2010 Term Loan may be prepaid at any time at the option of the Company. If the Company prepays the 2010 Term Loan before the first anniversary of the closing date through debt issuance at a lower rate, as defined in the credit agreement, the Company must pay a premium of 1% of the aggregate principal amount prepaid, other than as a result of a repayment in full following the occurrence of a merger, acquisition or change of control transaction.

The Company has classified $1.4 million (net of related discounts) of the debt as current on the balance sheet as of March 31, 2011 based on the scheduled principal payments due in the next twelve months. Based on a review of the credit agreement, the Company does not believe there are any subjective acceleration or material adverse effect clauses that would lead the Company to believe that other amounts should be classified as current at the balance sheet date.

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

During the three and nine months ended March 31, 2011, the Company made a scheduled principal payment of $0.7 million of its 2010 Term Loan. As of March 31, 2011, $190.0 million of the outstanding 2010 Term Loan balance was accruing interest at 6.00% per annum under a one-month LIBOR contract and $79.3 million was accruing interest at 6.50% per annum under a one-month ABR contract.

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

Letters of credit totaling $37.3 million were issued under the LC sub-line as of March 31, 2011. These letters of credit primarily support the Company’s insurance deductible arrangements. Aside from the letters of credit issued under the facility, no other amounts were outstanding under the 2010 Revolving Credit Facility at March 31, 2011.

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

2009 Term Loan

During the nine months ended March 31, 2011, the Company made a scheduled principal payment of $0.5 million, an excess cash flow payment of $1.9 million and repaid the remaining $176.8 million balance of its 2009 Term Loan in connection with the creation of the 2010 Credit Facility. At June 30, 2010, all of the outstanding 2009 Term Loan balance was accruing interest at 7.00% per annum under three-month LIBOR contracts. Based on the required principal payment terms, $6.2 million of the 2009 Term Loan was classified as current on the Consolidated Balance Sheets as of June 30, 2010.

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

In connection with its November 2010 refinancing, the Company incurred third party fees of $0.4 million which was expensed as loss on debt extinguishment and the Company transferred the remaining $1.0 million of unamortized debt issuance costs to the 2010 Term Loan, a portion of which was expensed as loss on debt extinguishment.

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

Financial Covenant	Levels to be achieved at
	March 31, 2011	June 30, 2011		September 30, 2011	December 31, 2011
Interest expense coverage ratio	> 2.75		> 2.75	> 2.75	> 2.75
Total leverage ratio	< 4.75		< 4.75	< 4.50	< 4.50
Capital expenditure (1)	N/A	< $	25.0 million	N/A	N/A

(1)	Measured annually at June 30.

The Company was in compliance with all of the applicable covenants under the 2010 Credit Facility as of March 31, 2011.

(8) Income Taxes

The following table shows the components of the income tax benefit (provision) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Current income tax benefit (provision)	$99	$(976)	$254	$(816)
Deferred income tax provision	(4,413)	(1,623)	(6,017)	(1,160)

Total income tax provision	$(4,314)	$(2,599)	$(5,763)	$(1,976)

Continuing operations provision	$(4,319)	$(2,664)	$(5,746)	$(2,315)
Discontinued operations benefit (provision)	5	65	(17)	339

Total income tax provision	$(4,314)	$(2,599)	$(5,763)	$(1,976)

The effective tax rates for the three and nine months ended March 31, 2011 for continuing operations were 41.5% and 38.5%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of state income taxes. The effective tax rates for the three and nine months ended March 31, 2010 for continuing operations were 36.7% and 36.4%, respectively, which differ from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes.

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

During the nine months ended March 31, 2011, the Company granted 138,491 restricted stock units (“RSUs”) and 169,109 stock appreciation rights (“SARs”) to employees and executive officers.

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

The following table shows share-based compensation expense recognized (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Share-based compensation expense:
Non-employee director RSUs	$54	$34	$129	$66
Employee and executive officer RSUs	210	32	546	219
SARs	119	21	304	106

Total share-based compensation expense	$383	$87	$979	$391

Non-employee director share-based compensation expense is recognized in other operating expense and employee share-based compensation expense is recognized in payroll and employee benefits in the Consolidated Statements of Operations.

As of March 31, 2011, the total unrecognized share-based compensation expense, excluding any forfeiture estimate, was $2.3 million. The remaining unrecognized share-based compensation expense will be recognized over a weighted average period of 2.0 years.

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

The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Service cost	$558	$408	$1,674	$1,224
Interest cost	171	124	512	372
Expected return on plan assets	(215)	(155)	(644)	(465)
Net prior service cost amortization (1)	16	16	48	48
Net loss amortization (2)	87	63	260	189

Net periodic benefit cost	$617	$456	$1,850	$1,368

(1)	In Note 12, the amortization of prior service cost from accumulated other comprehensive income (loss) is net of an income tax provision of $4,000 and $16,000 for the three and nine months ended March 31, 2011, respectively and $6,000 and $18,000 for the three and nine months ended March 31, 2010, respectively.

(2)	In Note 12, the amortization of net loss from accumulated other comprehensive income (loss) is net of an income tax provision of $21,000 and $86,000 for the three and nine months ended March 31, 2011, respectively and $23,000 and $71,000 for the three and nine months ended March 31, 2010, respectively.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2011	2010
Discount rate	5.64%	6.17%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company made no contributions during the three months ended March 31, 2011, contributed $0.8 million during the nine months ended March 31, 2011 and contributed $0.6 million and $1.5 million during the three and nine months ended March 31, 2010, respectively. The Company’s fiscal 2011 contributions are anticipated to be $0.8 million.

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

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income from continuing operations per share attributable to Rural/Metro computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Income from continuing operations	$6,094	$4,586	$9,171	$4,039
Less: Net income (loss) attributable to noncontrolling interest	(33)	595	1,453	1,630

Income from continuing operations attributable to Rural/Metro	6,127	3,991	7,718	2,409
Average number of shares outstanding - Basic	25,379	25,247	25,331	25,057
Add: Incremental shares for dilutive effect of stock options, RSUs and SARs	271	203	271	268

Average number of shares outstanding - Diluted	25,650	25,450	25,602	25,325

Income from continuing operations per share attributable to Rural/Metro - Basic	$0.24	$0.16	$0.31	$0.10

Income from continuing operations per share attributable to Rural/Metro - Diluted	$0.24	$0.16	$0.30	$0.10

For the nine months ended March 31, 2011, certain option shares or SARs have been excluded from the calculation of diluted income from continuing operations per share attributable to Rural/Metro because the inclusion of those option shares and SARs would have been antidilutive for that period. The amount of such options and SARs was 0.2 million for the nine months ended March 31, 2011. For the three months ended March 31, 2011 and the three and nine months ended March 31, 2010, there were no such options or SARs.

(12) Comprehensive Income

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$6,088	$4,354	$9,199	$3,538
Components of other comprehensive (loss) income:
Loss related to derivative instruments, net of tax	(28)	(143)	(130)	(143)
Defined benefit pension plan:
Amortization of prior service cost, net of tax	12	10	32	30
Amortization of net loss, net of tax	66	40	174	118

Total other comprehensive income (loss)	50	(93)	76	5

Comprehensive income	6,138	4,261	9,275	3,543
Comprehensive loss (income) attributable to noncontrolling interest	33	(595)	(1,453)	(1,630)

Comprehensive income attributable to Rural/Metro	$6,171	$3,666	$7,822	$1,913

For the three and nine months ended March 31, 2011 and 2010, there was no other comprehensive income attributable to noncontrolling interest.

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

The Company, each member of the Board of Directors, Warburg, Parent, and Merger Sub are named as defendants in purported class action lawsuits brought by alleged stockholders of the Company challenging the Company’s proposed merger with Parent. The stockholder actions were filed in the Court of Chancery of the State of Delaware (Llorens v. Rural/Metro Corporation, et al., filed April 6, 2011) and in the Superior Court of the State of Arizona, County of Maricopa (Joanna Jervis v. Rural/Metro Corporation, et al., filed April 6, 2011). Robert E. Wilson, a former member of the Board of Directors, is also named as a defendant in the Llorens stockholder action. The stockholder actions allege, among other things, that the members of the Board of Directors breached their fiduciary duties owed to the Company’s public stockholders and were aided and abetted by certain of the defendants, and seek, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms.

Llorens v. Rural/Metro Corporation, et al. was filed in the Court of Chancery of the State of Delaware on April 6, 2011. The stockholder action alleges, among other things, that (i) each individual defendant breached his fiduciary duties to the stockholders of the Company, including duties of care, loyalty and good faith owed to the stockholders of the Company, by, among other things, authorizing the sale of the Company to Parent, and, in doing so, failing to take steps to maximize the value of the Company to its stockholders, and (ii) Warburg aided and abetted the breaches of fiduciary duty allegedly committed by the individual defendants. The complaint was amended on April 21, 2011 to include allegations that the Company failed to disclose material information in its proxy statement that was filed with the SEC on April 18, 2011. The stockholder action seeks equitable relief, including an injunction against consummation of the merger and rescission of the merger to the extent implemented, that the individual defendants account for damages allegedly suffered, and attorneys’ fees and costs.

Joanna Jervis v. Rural/Metro Corporation, et al. was filed in the Superior Court of the State of Arizona, County of Maricopa on April 6, 2011 and amended on April 14, 2011 to add Warburg, Parent and Merger Sub as defendants. The stockholder action alleges, among other things, that (i) each individual defendant breached his fiduciary duties to the stockholders of the Company, including duties of care, loyalty, good faith, candor and independence owed to the stockholders of the Company, by, among other things, authorizing the sale of the Company to Parent, and, in doing so, failing to take steps to maximize the value of the Company to its stockholders, and (ii) Warburg, Parent, Merger Sub and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the individual defendants. The stockholder action seeks equitable relief, including a judgment enjoining the defendants from consummating the merger on the agreed-upon terms, rescission of the merger to the extent implemented and a direction that the defendants exercise their fiduciary duties to obtain a transaction which is in the best interests of stockholders of the Company until the process for the sale or auction of the Company is completed and the highest possible value is obtained, and attorneys’ fees and costs.

The Company believes the allegations in these actions are without merit and intends to vigorously defend these matters. The Company is unable at this time to estimate the amount of any liability or expense, if any, related to the purported class action lawsuits discussed above.

On April 25, 2011, a report was issued by the San Diego City Auditor’s Office regarding claims against the Company and San Diego Medical Services Enterprise LLC (“SDMSE”), a joint venture entity managed by the Company and the City of San Diego, California (the “City”) that provides emergency and non-emergency medical transport services to the City. The report focuses primarily on the accounting for SDMSE reimbursements and fees paid to the Company and recommends, among other things, that SDMSE’s revenues and expenses be reviewed to ensure that they were proper and that reimbursements to the Company were appropriate. The Office of the San Diego City Attorney has advised the Company that it is required to respond to the City Auditor’s report, and the Company intends to lend its full cooperation and support. The Company serves as SDMSE’s financial administrator and is confident in the accounting practices relating to SDMSE. To facilitate a timely resolution, the Company and the City have entered into an interim agreement that provides for submission of the matter to a mediator and third-party forensic auditor. As part of this interim agreement, the Company has also agreed to provide the City with a $7.5 million surety bond to cover potential liabilities. Although the Company is unable at this time to predict the timing or outcome of this process, or any potential impact on its business operations, based on information currently available, the Company does not anticipate any amounts will be drawn against the bond and that it will be fully released at the conclusion of the process.

The Company is in the process of responding to an investigation from the U.S. Department of Labor regarding certain wage and hour practices of Rural/Metro of San Diego, Inc. The Company estimates the amount of potential liability relating to its San Diego operations to be less than $30,000. The Company is also in discussions with the Department of Labor to conduct a nationwide self-audit of other Rural/Metro locations.

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

On March 3, 2011, the Company’s administrative office in Louisville, Kentucky was searched by the Federal Bureau of Investigation, with the assistance of the Kentucky Attorney General’s office, the Office of Inspector General, and the U.S. Department of Health and Human Services. The affidavit and search warrant are under seal, and the Company is presently unaware of the basis for the search. The Company’s Louisville, Kentucky operations generated approximately $8.0 million in annual revenue during the Company’s fiscal year ended June 30, 2010, all of which was attributable to non-emergency medical transports. The Company has been cooperating fully with the investigation of this matter. The Company is unable at this time to predict the timing, outcome or scope of this investigation, or any potential impact on the Company or its business operations.

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

During fiscal 2010, following a review of certain claims in the Company’s East segment, an accrual was established in the amount of $1.5 million for a change in estimate relating to levels of service on claims for which the Company was previously reimbursed. As of March 31, 2011, no accrual remained for this matter.

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company disagrees with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a counteroffer of $2.4 million in exchange for a full release relating to the government’s allegations. Prior to fiscal 2010, accruals totaling $2.4 million were recorded for this matter. As of March 31, 2011, $2.4 million remained accrued for this matter. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement or similar arrangement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time, it is not possible to predict the ultimate conclusion of this investigation.

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

The following table summarizes segment information (in thousands):

	East	South	Southwest	West	Total
Three months ended March 31, 2011
Net revenues from external customers:
Ambulance services	$32,322	$26,776	$40,603	$28,122	$127,823
Other services (1)	828	7,494	9,879	29	18,230

Total net revenue	$33,150	$34,270	$50,482	$28,151	$146,053

Segment profit from continuing operations	$6,501	$2,191	$11,179	$266	$20,137

	East	South	Southwest	West	Total
Three months ended March 31, 2010
Net revenues from external customers:
Ambulance services	$29,413	$24,508	$37,939	$23,350	$115,210
Other services (1)	913	7,228	9,683	103	17,927

Total net revenue	$30,326	$31,736	$47,622	$23,453	$133,137

Segment profit from continuing operations	$4,690	$2,945	$8,879	$1,940	$18,454

	East	South	Southwest	West	Total
Nine months ended March 31, 2011
Net revenues from external customers:
Ambulance services	$96,741	$81,309	$115,082	$80,432	$373,564
Other services (1)	2,645	22,184	28,904	213	53,946

Total net revenue	$99,386	$103,493	$143,986	$80,645	$427,510

Segment profit from continuing operations	$18,491	$5,697	$25,939	$5,892	$56,019

	East	South	Southwest	West	Total
Nine months ended March 31, 2010
Net revenues from external customers:
Ambulance services	$90,982	$71,454	$109,229	$70,009	$341,674
Other services (1)	3,074	21,964	29,858	339	55,235

Total net revenue	$94,056	$93,418	$139,087	$70,348	$396,909

Segment profit from continuing operations	$17,608	$7,877	$22,445	$5,615	$53,545

(1)	Other services consists of revenue generated from fire protection services; including master fire contracts and subscription fire services, airport fire and rescue; home health care services; and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Segment profit	$20,137	$18,454	$56,019	$53,545
Depreciation and amortization	(4,300)	(3,814)	(13,264)	(11,445)
Interest expense	(5,438)	(7,116)	(19,951)	(21,761)
Interest income	14	38	138	169
Loss on debt extinguishment	—	(312)	(8,025)	(14,154)

Income from continuing operations before income taxes	$10,413	$7,250	$14,917	$6,354

(15) Discontinued Operations

The Company has exited certain operations and because these operations are considered separate components of the Company, the results of these operations, as well as operations discontinued in previous periods, are reported within income (loss) from discontinued operations in the Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010. The Consolidated Statements of Operations for the three and nine months ended March 31, 2010 have been recast to reflect these operations as discontinued. Amounts recorded in the three and nine months ended March 31, 2011 primarily relate to adjustments of previously recorded estimates of collectability of revenues.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net revenue:
East	$—	$34	$—	$138
South	—	55	7	1,123
Southwest	—	—	(2)	38
West	—	(159)	77	1,644

Net revenue from discontinued operations	$—	$(70)	$82	$2,943

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
(Loss) income:
East	$—	$22	$(4)	$100
South	—	9	6	(105)
Southwest	—	(79)	(4)	119
West	(6)	(184)	30	(615)

Income (loss) from discontinued operations, net of income taxes	$(6)	$(232)	$28	$(501)

Income (loss) from discontinued operations is presented net of an income tax benefit of $5,000 and a $0.1 million for the three months ended March 31, 2011 and 2010, respectively. Income from discontinued operations is presented net of an income tax provision of

$17,000 and a $0.3 million income tax benefit for the nine months ended March 31, 2011 and 2010, respectively. There was no net revenue or income (loss) from discontinued operations attributable to noncontrolling interest for the three or nine months ended March 31, 2011 and 2010.

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

The Company conducted an analysis under the new guidance and concluded that SDMSE, the entity formed with respect to the Company’s public/private alliance with the City of San Diego, is a VIE and that the Company is the primary beneficiary and therefore must continue to consolidate SDMSE.

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

The following is a summary of SDMSE’s assets and liabilities (in thousands):

	March 31, 2011	June 30, 2010
Current assets	$10,202	$8,761
Noncurrent assets	555	547

Total assets	$10,757	$9,308

Current liabilities	$6,482	$5,931
Noncurrent liabilities	—	—

Total liabilities	$6,482	$5,931

The assets held by SDMSE are generally not available for use by the Company. SDMSE’s operations are financed from cash flows from operations. The Company has not provided financial or other support to SDMSE that it was not contractually obligated to provide. For the three months ended March 31, 2011, SDMSE’s net loss attributable to noncontrolling interest was $33,000 and for the nine months ended March 31, 2011, SDMSE’s net income attributable to noncontrolling interest was $1.5 million. For the three and nine months ended March 31, 2010, SDMSE’s net income attributable to noncontrolling interest was $0.6 million and $1.6 million, respectively. SDMSE’s current liabilities consist primarily of intercompany balances which are eliminated in consolidation.

The Company has consolidated SDMSE since fiscal 2003.

(17) Subsequent Events

See the discussion relating to the purported class action lawsuits and the SDMSE matter in Note 13.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Overview

During fiscal 2011, we are focused on growing our business through organic and strategic expansion in current and new markets, while differentiating our Company as a superior national service provider. Our growth and retention strategies are built on three key planks: emergency contract wins, expansion of non-emergency ambulance services in new and existing markets, and acquisitions. We believe there is opportunity to grow our business on all three planks, as we apply a highly disciplined, data-driven approach to our targeting activities. For example, we won the contract to provide emergency ambulance services in Santa Clara County, California, which will generate an estimated $45.0 million in ambulance transport revenue starting in July 2011. Fiscal 2011 year-to-date transport volumes are reflective of increases in same service area transports as well as new contract growth and transports gained from acquisitions. For the nine months ended March 31, 2011, transports grew by 8.7%. We expect similar growth through the balance of the fiscal year and that the majority of our revenue growth will be derived from this upward trend in transports.

Results for the nine months ended March 31, 2011 were impacted by increased general and auto liability insurance, related to revisions of estimates on historical claims. In addition, we experienced an increase in the frequency of workers compensation claims, which resulted in higher current year costs. We expect higher costs for these insurance programs to continue through the balance of fiscal 2011. However, we remain vigilant in our efforts to manage claims, bolster our employee risk, health and safety programs, and ultimately reduce accidents and employee injuries.

We experienced a $10 increase in average patient charge (“APC”) in the three months ended March 31, 2011 to $403 from $393 in the same prior year period, due primarily to a shift in market transport mix and rate increases offset by a decrease in the collection rate. A shift in market transport mix occurs when a larger percentage of our transports are provided in markets where the overall rates for Medicaid and commercial insurance are either lower or higher than our current average. This type of fluctuation in APC is normal course for our business, especially as we continue to grow operations and bring acquisitions into the mix. Uncompensated care as a percentage of gross revenue for the three months ended March 31, 2011 was 12.0% compared to 12.9% for the same period last year.

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

We affirm our guidance for adjusted EBITDA from continuing operations for the fiscal year ending June 30, 2011 of $74.0-76.0 million and capital expenditure guidance of $30.0-32.0 million. Capital expenditure guidance includes an initial $12.0 million in capital for the new Santa Clara County 911 contract that begins July 1, 2011.

Proposed Merger

As previously announced on March 28, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WP Rocket Holdings LLC, a Delaware limited liability company (“Parent”), and WP Rocket Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Merger Sub and Parent are affiliates of Warburg Pincus LLC (“Warburg”) formed by Warburg in order to acquire us.

The Merger Agreement provides for the merger of Merger Sub with and into Rural/Metro (the “Merger”), with Rural/Metro surviving the Merger as a wholly owned subsidiary of Parent. In the Merger, each outstanding share of our common stock, other than any shares owned by us, Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Rural/Metro or of Parent or any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $17.25 in cash, without interest.

Our Board of Directors, acting on the recommendation of a Special Committee consisting entirely of independent directors, unanimously approved the terms of the Merger Agreement and has resolved to recommend adoption of the Merger Agreement to our shareholders. In addition to shareholder approval, the transaction is subject to the satisfaction of customary closing conditions and regulatory approvals. Closing is not subject to any financing condition.

For further information on the Merger, the Merger Agreement and related agreements, please refer to the Current Report on Form 8-K filed on March 29, 2011 and the Merger Agreement filed as an exhibit thereto. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement and related agreements.

The Merger Agreement and this summary of certain of its terms have been provided solely to inform investors of its terms. The representations, warranties and covenants contained in the Merger Agreement were made only for the purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the Merger Agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove inaccurate. In addition, such representations, warranties and covenants may have been qualified by certain disclosures not reflected in the text of the Merger Agreement and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders of, or other investors in, Rural/Metro. Our shareholders and other investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as a characterization of the actual state of facts or conditions of Rural/Metro, Parent, Merger Sub or any of their respective subsidiaries or affiliates.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 20 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations. For the nine months ended March 31, 2011 and 2010, respectively, 43.5% and 43.6% of our transports were generated from emergency ambulance services. Non-emergency ambulance services, including critical care transfers and other interfacility transports, comprised 56.5% and 56.4%, respectively, of our transports for the same periods. All ambulance related services generated 87.4% and 86.1% of net revenue for the nine months ended March 31, 2011 and 2010, respectively. The remainder of our net revenue was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the number of ambulance transports we take, the amount we expect to collect per transport and the cost we incur to provide these services.

The following is a summary of certain key operating statistics (Adjusted EBITDA from continuing operations in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net Medical Transport APC (1)	$403	$393	$398	$393
DSO (2)	45	44	45	44
Adjusted EBITDA from continuing operations (3)	$20,553	$17,946	$55,545	$52,306
Medical Transports (4)	301,469	277,276	888,494	817,427

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations.

(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

(3)	See the discussion below of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).

(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

EBITDA from continuing operations attributable to Rural/Metro (“EBITDA”) is defined by us as income (loss) from continuing operations before Interest Expense (Income), Taxes, Income Attributable to Noncontrolling Interest and Depreciation and Amortization. Adjusted EBITDA from continuing operations attributable to Rural/Metro (“Adjusted EBITDA”) excludes share-based compensation expense and loss on debt extinguishment. Adjusted EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. Adjusted EBITDA is not considered a measure of financial performance under GAAP, and management believes the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth our EBITDA and adjusted EBITDA, as well as a reconciliation of (loss) income from continuing and discontinued operations, the most directly comparable financial measures under GAAP (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Income from continuing operations	$6,094	$4,586	$9,171	$4,039
Add (deduct):
Depreciation and amortization	4,300	3,814	13,264	11,445
Interest expense	5,438	7,116	19,951	21,761
Interest income	(14)	(38)	(138)	(169)
Income tax provision	4,319	2,664	5,746	2,315
Loss (income) attributable to noncontrolling interest	33	(595)	(1,453)	(1,630)

EBITDA from continuing operations attributable to Rural/Metro	20,170	17,547	46,541	37,761

Add:
Share-based compensation expense	383	87	979	391
Loss on debt extinguishment	—	312	8,025	14,154

Adjusted EBITDA from continuing operations attributable to Rural/Metro	20,553	17,946	55,545	52,306

Income (loss) from discontinued operations	(6)	(232)	28	(501)
Add (deduct):
Depreciation and amortization	—	—	—	121
Income tax (benefit) provision	(5)	(65)	17	(339)

EBITDA from discontinued operations attributable to Rural/Metro	(11)	(297)	45	(719)

Total adjusted EBITDA attributable to Rural/Metro	$20,542	$17,649	$55,590	$51,587

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Commercial Insurance	15%	20%	14%	21%
Co-Pays/Deductibles	9%	9%	9%	9%
Medicare/Medicaid Denials	10%	7%	9%	8%
Self-Pay	66%	64%	68%	62%

Total	100%	100%	100%	100%

Uncompensated care write-offs fall into four categories: (1) denials for uncovered services by commercial insurers; (2) unpaid co-pays and deductibles under Medicare and commercial insurance programs; (3) denials for medical necessity by Medicare and Medicaid; and (4) write-offs related to patients who are uninsured or otherwise have no ability to pay.

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have increased as a percent of our transport mix in the first nine months of fiscal 2011 to 9.5% as compared to 9.2% in the first nine months of fiscal 2010. We believe we have measures in place to promptly identify negative payer mix trends and recognize a weakened economy may shift our current transport mix to a higher volume of uninsured and underinsured claims. If this occurs, we may see higher uncompensated care write-offs as a result of a reduction in collections based on historical collections trends for this payer mix; which would in turn impact our cash flows from operations and overall liquidity.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2011 and 2010

(unaudited)

(in thousands, except per share amounts)

	2011	% of Net Revenue	2010	% of Net Revenue	$ Change	% Change
Net revenue	$146,053	100.0%	$133,137	100.0%	$12,916	9.7%

Operating expenses:
Payroll and employee benefits	87,103	59.6%	79,951	60.1%	7,152	8.9%
Depreciation and amortization	4,300	2.9%	3,814	2.9%	486	12.7%
Other operating expenses	34,882	23.9%	31,449	23.6%	3,433	10.9%
General/auto liability insurance expense	4,038	2.8%	3,396	2.6%	642	18.9%
Gain on sale/disposal of assets	(107)	(0.1)%	(113)	(0.1)%	6	5.3%

Total operating expenses	130,216	89.2%	118,497	89.0%	11,719	9.9%

Operating income	15,837	10.8%	14,640	11.0%	1,197	8.2%
Interest expense	(5,438)	(3.7)%	(7,116)	(5.3)%	1,678	23.6%
Interest income	14	0.0%	38	0.0%	(24)	(63.2)%
Loss on debt extinguishment	—	—	(312)	(0.2)%	312	—

Income from continuing operations before income taxes	10,413	7.1%	7,250	5.4%	3,163	43.6%
Income tax provision	(4,319)	(3.0)%	(2,664)	(2.0)%	(1,655)	(62.1)%

Income from continuing operations	6,094	4.2%	4,586	3.4%	1,508	32.9%
Loss from discontinued operations, net of income taxes	(6)	(0.0)%	(232)	(0.2)%	226	97.4%

Net income	6,088	4.2%	4,354	3.3%	1,734	39.8%
Net loss (income) attributable to noncontrolling interest	33	0.0%	(595)	(0.4)%	628	#

Net income attributable to Rural/Metro	$6,121	4.2%	$3,759	2.8%	$2,362	62.8%

Income (loss) per share:
Basic -
Income from continuing operations attributable to Rural/Metro	$0.24		$0.16		$0.08
Loss from discontinued operations attributable to Rural/Metro	—		(0.01)		0.01

Net income attributable to Rural/Metro	$0.24		$0.15		$0.09

Diluted -
Income from continuing operations attributable to Rural/Metro	$0.24		$0.16		$0.08
Loss from discontinued operations attributable to Rural/Metro	—		(0.01)		0.01

Net income attributable to Rural/Metro	$0.24		$0.15		$0.09

Average number of common shares outstanding - Basic	25,379		25,247		132

Average number of common shares outstanding - Diluted	25,650		25,450		200

# - Variances over 100% not displayed

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Ambulance services	$127,823	$115,210	$12,613	10.9%
Other services	18,230	17,927	303	1.7%

Total net revenue	$146,053	$133,137	$12,916	9.7%

Ambulance Services

The increase in ambulance services revenue was primarily due to $6.7 million of new emergency contract revenue in Georgia and two medical transport services acquisitions in Colorado and Kentucky. In addition, we had a $5.9 million increase in same service area revenue which included a $4.2 million increase in net medical transport APC and a $1.7 million increase in medical transport volume.

Below are two tables with quarterly comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency and non-emergency.

	Three Months Ended March 31,
	2011	2010	Transport Change	% Change
Same service area medical transports	281,593	277,276	4,317	1.6%
New contract medical transports	19,876	—	19,876	#

Medical transports from continuing operations	301,469	277,276	24,193	8.7%

# - Variances over 100% not displayed

	Three Months Ended March 31,
	2011	% of Transports	2010	% of Transports	Transport Change	% Change
Emergency medical transports	128,690	42.7%	119,405	43.1%	9,285	7.8%
Non-emergency medical transports	172,779	57.3%	157,871	56.9%	14,908	9.4%

Medical transports from continuing operations	301,469	100.0%	277,276	100.0%	24,193	8.7%

The growth in same service area transports was primarily due to transport volume increases in our Tennessee, New York and San Diego markets offset by a decrease in our Central Florida market. New contract transport growth is related to a new emergency contract in Georgia and transports related to two medical transport services acquisitions in Colorado and Kentucky.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $130.8 million and $94.8 million for the three months ended March 31, 2011 and 2010, respectively. The increase of $36.0 million is primarily a result of increased transports, rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 12.0% and 12.9% for the three months ended March 31, 2011 and 2010, respectively.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended March 31,
	2011	% of Gross Revenue	2010	% of Gross Revenue	$ Change	% Change
Gross Revenue	$293,834	100.0%	$241,001	100.0%	$52,833	21.9%
Contractual Discounts	(130,844)	(44.5)%	(94,781)	(39.3)%	(36,063)	(38.0)%
Uncompensated care	(35,167)	(12.0)%	(31,010)	(12.9)%	(4,157)	(13.4)%

Net Ambulance Services Revenue	$127,823	43.5%	$115,210	47.8%	$12,613	10.9%

Ambulance Services Revenue by Payer Category

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Three Months Ended March 31,
	2011	2010
Medicare	43.9%	44.4%
Medicaid	17.8%	15.5%
Commercial insurance	33.0%	34.6%
Self-pay	1.1%	0.9%
Fees/subsidies	4.2%	4.6%

Total	100.0%	100.0%

Net Medical Transport APC

Net medical transport APC for the three months ended March 31, 2011 increased $10 to $403 from $393 for the three months ended March 31, 2010. The 2.5% increase was due primarily to a shift in market transport mix and rate increases offset by a decrease in the collection rate. A shift in market transport mix occurs when a larger percentage of our transports are provided in markets where the overall rates for Medicaid and commercial insurance are either lower or higher than our current average. This type of fluctuation in APC is normal course for our business, especially as we continue to grow organically and through acquisitions.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits increased primarily due to increased unit hours associated with higher transport volumes, a $0.9 million increase in management bonus and a $0.7 million net increase in workers’ compensation expense.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to March 31, 2010.

Other Operating Expenses

Other operating expenses increased primarily due to $2.2 million of legal and consulting fees incurred in connection with the March 28, 2011 agreement and Plan of Merger with WP Rocket Holdings, LLC. Additionally, fuel expense increased $1.2 million with increased fuel prices and transports. Increases were offset by other less significant changes in expenses.

General/Auto Liability Insurance Expense

General/auto liability insurance expense increased due to increased claims experience in the current year.

Interest Expense

The decrease in interest expense is a result of an overall lower cost of capital from the November 2010 refinancing of our debt.

Loss on Debt Extinguishment

For the three months ended March 31, 2010, a $0.3 million loss on debt extinguishment was recorded in connection with the redemption of the previously untendered Senior Subordinated Notes. The loss consisted of the write-off of unamortized debt issuance costs and legal fees incurred to effect the refinancing.

These refinancing transactions are discussed in Note 7 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

Income Tax Provision

During the three months ended March 31, 2011, our effective tax rate for continuing operations was 41.5%. This rate differs from the federal statutory rate of 35.0% primarily as a result of state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

During the three months ended March 31, 2010, our effective tax rate for continuing operations was 36.7%. This rate differs from the federal statutory rate of 35.0% primarily as a result of non-deductible non-cash interest expense related to our Senior Discount Notes, non-deductible executive compensation, and state income taxes. Additionally, the effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

We recorded an income tax benefit of $5,000 and $0.1 million for discontinued operations during the three months ended March 31, 2011 and 2010, respectively. The Company made income tax payments of $35,000 and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

During the third quarter of fiscal 2011, we determined that the tax treatment of certain income tax components in prior periods was incorrect. We assessed the materiality of these errors on prior periods’ consolidated financial statements and on each quarter of fiscal 2011 in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that these errors were not material to any such periods. The cumulative effect of the errors was recorded as an adjustment in the third quarter of fiscal 2011. These adjustments increased the income tax provision by $0.2 million.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 — Segments

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

East

The following table presents financial results and key operating statistics for the East operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Net revenue
Ambulance services	$32,322	$29,413	$2,909	9.9%
Other services	828	913	(85)	(9.3)%

Total net revenue	$33,150	$30,326	$2,824	9.3%

Segment profit	$6,501	$4,690	$1,811	38.6%
Segment profit margin	19.6%	15.5%
Medical transports	89,245	83,476	5,769	6.9%
Net Medical Transport APC	$355	$343	$12	3.5%
DSO	49	43	6	14.0%

Revenue

The increase in ambulance services revenue was due to a $1.8 million increase in same service area revenue and $1.1 million of new contract revenue related to our acquisition of a medical transportation services provider in Kentucky. The increase in same service area was due to a $1.4 million increase in net medical transport APC and a $0.6 million increase in medical transport volume. The net medical transport APC increase was primarily due to rate increases. The increase in same service area medical transport volume was primarily due to growth in non-emergency transports in New York.

Payroll and employee benefits

Payroll and employee benefits was $17.4 million, or 52.5% of net revenue for the three months ended March 31, 2011, compared to $16.7 million, or 55.1% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports.

Operating expenses

Operating expenses, including general/auto liability expenses was $6.4 million for the three months ended March 31, 2011, or 19.3% of net revenue, compared to $6.7 million, or 22.1% of net revenue, for the same period in the prior year. The decrease was primarily due to decreased operating supplies expense and other less significant changes in expenses offset by a $0.3 million increase in fuel expense due to increased fuel prices and transports.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Net revenue
Ambulance services	$26,776	$24,508	$2,268	9.3%
Other services	7,494	7,228	266	3.7%

Total net revenue	$34,270	$31,736	$2,534	8.0%

Segment profit	$2,191	$2,945	$(754)	(25.6)%
Segment profit margin	6.4%	9.3%
Medical transports	80,232	74,472	5,760	7.7%
Net Medical Transport APC	$312	$305	$7	2.3%
DSO	47	41	6	14.6%

Revenue

The increase in ambulance services revenue was primarily due to $2.2 million from a new emergency contract in Georgia and a $0.1 million increase of same service area revenue. Same service area revenue increased due to a $0.7 million increase of net medical transport APC offset by a $0.6 million decrease of medical transport volume. The increase in net medical transport APC was primarily due to changes in service level and rate increases offset by a decrease in the collection rate. The decrease in same service area medical transports was primarily due to a decrease in our emergency transport volume in our Central Florida market related to the implementation of a new contract model whereby the local fire department is doing a larger percentage of the transports offset by growth in non-emergency and emergency transport volume in our Tennessee markets.

Payroll and employee benefits

Payroll and employee benefits was $22.3 million, or 65.1% of net revenue for the three months ended March 31, 2011, compared to $20.2 million, or 63.7% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports, increased unit hours and workers’ compensation expense.

Operating expenses

Operating expenses, including general/auto liability expenses, was $6.5 million for the three months ended March 31, 2011, or 19.0% of net revenue compared to $6.2 million, or 19.5% of net revenue, for the same period in the prior year. The increase was primarily due to a $0.4 million increase in general/ auto liability expense and a $0.3 million increase in fuel expense related to increased transports and fuel prices, offset by less significant decreases in other expenses.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Net revenue
Ambulance services	$40,603	$37,939	$2,664	7.0%
Other services	9,879	9,683	196	2.0%

Total net revenue	$50,482	$47,622	$2,860	6.0%

Segment profit	$11,179	$8,879	$2,300	25.9%
Segment profit margin	22.1%	18.6%
Medical transports	63,629	63,257	372	0.6%
Net Medical Transport APC	$633	$594	$39	6.6%
DSO	37	39	(2)	(5.1)%

Revenue

The increase in ambulance services revenue was due to a $2.5 million increase in same service area net medical transport APC and a $0.2 million increase in same service area medical transport volume. The increase in net medical transport APC was due to changes in service level, rate increases and a collection rate increase. Fiscal 2011 medical transport volume is reflective of the loss of transports from the Peoria contract as discussed below. Absent the loss of the Peoria contract, transports increased approximately 4.1% as a result of increases in both non-emergency and emergency transports.

We were not selected as the continuing ambulance provider for the City of Peoria, Arizona effective with the expiration of our current contract on August 18, 2010. This contract accounted for approximately 8,500 emergency transports and $4.6 million of net revenue annually. The expiration of the contract resulted in 2,200 fewer transports during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Payroll and employee benefits

Payroll and employee benefits was $24.8 million, or 49.1% of net revenue for the three months ended March 31, 2011, compared to $24.9 million, or 52.3% of net revenue, for the same period in the prior year. The decrease was primarily due to a decrease in health insurance expense.

Operating expenses

Operating expenses, including general/auto liability expenses, was $10.3 million for the three months ended March 31, 2011, or 20.4% of net revenue, compared to $10.6 million, or 22.3% of net revenue, for the same period in the prior year. The decrease was primarily due to a $0.3 million decrease in vehicle and equipment expense.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Net revenue
Ambulance services	$28,122	$23,350	$4,772	20.4%
Other services	29	103	(74)	(71.8)%

Total net revenue	$28,151	$23,453	$4,698	20.0%

Segment profit	$266	$1,940	$(1,674)	(86.3)%
Segment profit margin	0.9%	8.3%
Medical transports	68,363	56,071	12,292	21.9%
Net Medical Transport APC	$361	$360	1	0.3%
DSO	54	57	(3)	(5.3)%

Revenue

The increase in ambulance services revenue was primarily due to $3.4 million of new contract revenue related to our acquisition of a medical transportation services provider in Colorado and $1.4 million of same service area revenue. Same service area revenue increased due to a $1.5 million increase of medical transport volume offset by a $0.3 million decrease of net medical transport APC. The increase in same service area medical transports was primarily due to growth in non-emergency transports in San Diego.

Payroll and employee benefits

Payroll and employee benefits was $16.5 million, or 58.6% of net revenue for the three months ended March 31, 2011, compared to $13.6 million, or 58.0% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports and unit hours.

Operating expenses

Operating expenses, including general/auto liability expenses, was $9.9 million for the three months ended March 31, 2011, or 35.2% of net revenue, compared to $7.0 million, or 29.8% of net revenue, for the same period in the prior year. The increase was due to increases in vehicle and equipment expenses including fuel, station expenses and other less significant increases.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Nine Months Ended March 31, 2011 and 2010

(unaudited)

(in thousands, except per share amounts)

	2011	% of Net Revenue	2010	% of Net Revenue	$ Change	% Change
Net revenue	$427,510	100.0%	$396,909	100.0%	$30,601	7.7%

Operating expenses:
Payroll and employee benefits	258,362	60.4%	241,830	60.9%	16,532	6.8%
Depreciation and amortization	13,264	3.1%	11,445	2.9%	1,819	15.9%
Other operating expenses	97,563	22.8%	90,068	22.7%	7,495	8.3%
General/auto liability insurance expense	16,377	3.8%	11,981	3.0%	4,396	36.7%
Gain on sale/disposal of assets	(811)	(0.2)%	(515)	(0.1)%	(296)	(57.5)%

Total operating expenses	384,755	90.0%	354,809	89.4%	29,946	8.4%

Operating income	42,755	10.0%	42,100	10.6%	655	1.6%
Interest expense	(19,951)	(4.7)%	(21,761)	(5.5)%	1,810	8.3%
Interest income	138	0.0%	169	0.0%	(31)	(18.3)%
Loss on debt extinguishment	(8,025)	(1.9)%	(14,154)	(3.6)%	6,129	43.3%

Income from continuing operations before income taxes	14,917	3.5%	6,354	1.6%	8,563	#
Income tax provision	(5,746)	(1.3)%	(2,315)	(0.6)%	(3,431)	#

Income from continuing operations	9,171	2.1%	4,039	1.0%	5,132	#
Income (loss) from discontinued operations, net of income taxes	28	0.0%	(501)	(0.1)%	529	#

Net income	9,199	2.2%	3,538	0.9%	5,661	#
Net income attributable to noncontrolling interest	(1,453)	(0.3)%	(1,630)	(0.4)%	177	10.9%

Net income attributable to Rural/Metro	$7,746	1.8%	$1,908	0.5%	$5,838	#

Income (loss) per share:
Basic -
Income from continuing operations attributable to Rural/Metro	$0.31		$0.10		$0.21
Income (loss) from discontinued operations attributable to Rural/Metro	—		(0.02)		0.02

Net income attributable to Rural/Metro	$0.31		$0.08		$0.23

Diluted -
Income from continuing operations attributable to Rural/Metro	$0.30		$0.10		$0.20
Income (loss) from discontinued operations attributable to Rural/Metro	—		(0.02)		0.02

Net income attributable to Rural/Metro	$0.30		$0.08		$0.22

Average number of common shares outstanding - Basic	25,331		25,057		274

Average number of common shares outstanding - Diluted	25,602		25,325		277

# - Variances over 100% not displayed

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Nine Months Ended March 31,
	2011	2010	$ Change	% Change
Ambulance services	$373,564	$341,674	$31,890	9.3%
Other services	53,946	55,235	(1,289)	(2.3)%

Total net revenue	$427,510	$396,909	$30,601	7.7%

Ambulance Services

The increase in ambulance services revenue was primarily due to $16.1 million of new emergency contract revenue in Georgia and two medical transport services acquisitions in Colorado and Kentucky. In addition, we had a $15.8 million increase in same service area revenue which included an $8.4 million increase in net medical transport APC and an $8.3 million increase in medical transport volume offset by a $0.4 million decrease in ATS revenue.

Other Services

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base.

Below are two tables with comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency and non-emergency.

	Nine Months Ended March 31,
	2011	2010	Transport Change	% Change
Same service area medical transports	839,160	817,427	21,733	2.7%
New contract medical transports	49,334	—	49,334	#

Medical transports from continuing operations	888,494	817,427	71,067	8.7%

# - Variances over 100% not displayed

	Nine Months Ended March 31,
	2011	% of Transports	2010	% of Transports	Transport Change	% Change
Emergency medical transports	386,875	43.5%	356,277	43.6%	30,598	8.6%
Non-emergency medical transports	501,619	56.5%	461,150	56.4%	40,469	8.8%

Medical transports from continuing operations	888,494	100.0%	817,427	100.0%	71,067	8.7%

The growth in same service area transports was primarily due to transport volume increases in our Tennessee, San Diego, New York and Alabama markets. New contract transport growth is related to a new emergency contract in Georgia and transports related to two medical transport services acquisitions in Colorado and Kentucky.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $355.2 million and $273.0 million for the nine months ended March 31, 2011 and 2010, respectively. The increase of $82.2 million is primarily a result of increased transports, rate increases, changes in payer mix, and changes in service level in certain markets. Uncompensated care as a percentage of gross ambulance services revenue was 12.4% and 13.2% for the nine months ended March 31, 2011 and 2010, respectively.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Nine Months Ended March 31,
	2011	% of Gross Revenue	2010	% of Gross Revenue	$ Change	% Change
Gross Revenue	$831,886	100.0%	$708,190	100.0%	$123,696	17.5%
Contractual Discounts	(355,225)	(42.7)%	(272,976)	(38.5)%	(82,249)	(30.1)%
Uncompensated care	(103,097)	(12.4)%	(93,540)	(13.2)%	(9,557)	(10.2)%

Net Medical Transportation Revenue	$373,564	44.9%	$341,674	48.3%	$31,890	9.3%

Ambulance Services Revenue by Payer Category

The table below presents the approximate percentages of our ambulance services net revenue from each of the following sources:

	Nine Months Ended March 31,
	2011	2010
Medicare	42.5%	43.2%
Medicaid	18.5%	15.7%
Commercial insurance	33.1%	34.9%
Self-pay	1.2%	1.0%
Fees/subsidies	4.7%	5.2%

Total	100.0%	100.0%

Net Medical Transport APC

Net medical transport APC for the nine months ended March 31, 2011 increased $5 to $398 from $393 for the nine months ended March 31, 2010. The increase was primarily due to rate increases and a shift in market transport mix offset by a decrease in the collection rate.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits increased due to increased unit hours associated with higher transport volumes, a $1.0 million increase in management bonus and $1.0 million of expense related to relocation of executives partially offset by a decrease of $1.9 million in health insurance expense and a decrease of $0.7 million related to severance expense recorded in the prior year.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures subsequent to March 31, 2010.

Other Operating Expenses

Other operating expenses increased due to $3.6 million in professional fees related which included $2.2 million of legal and consulting fees incurred in connection with the March 28, 2011 agreement and Plan of Merger with WP Rocket Holdings and legal and consulting fees incurred in connection with the cancelled November bond offering. Additionally, fuel expense increased $2.4 million with fuel prices and transports.

General/Auto Liability Insurance Expense

General/auto liability insurance expense increased primarily due to $3.9 million for the difference in revisions of historical claims estimates from year to year ($4.1 million of unfavorable adjustments in the current year compared to $0.2 million of unfavorable adjustments in the prior year).

Interest Expense

The decrease in interest expense is a result of an overall lower cost of capital as a result of the November 2010 refinancing of our debt.

Loss on Debt Extinguishment

For the nine months ended March 31, 2011, we recorded an $8.0 million loss on debt extinguishment in connection with the November 2010 refinancing of the 2009 Credit Facility and Senior Discount Notes. The loss consisted of the write-off of unamortized debt issuance costs and discounts and a portion of the third-party and lender fees incurred to effect the refinancing.

For the nine months ended March 31, 2010, we recorded a $14.2 million loss on debt extinguishment in connection with the December 2009 refinancing of the 2005 Credit Facility and Senior Subordinated Notes. The loss consisted of the write-off of unamortized debt issuance costs and a portion of the third-party and lender fees incurred to effect the refinancing.

These refinancing transactions are discussed in Note 7 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

Income Tax Provision

During the nine months ended March 31, 2011, our effective tax rate for continuing operations was 38.5%. This rate differs from the federal statutory rate of 35.0% primarily as a result of state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

During the nine months ended March 31, 2010, our effective tax rate for continuing operations was 36.4%. This rate differs from the federal statutory rate of 35.0% primarily as a result of non-deductible non-cash interest expense related to our Senior Discount Notes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the noncontrolling interest in our joint venture with the City of San Diego.

We recorded a $17,000 income tax provision and a $0.3 million income tax benefit for discontinued operations during the nine months ended March 31, 2011 and 2010, respectively. The Company made income tax payments of $0.8 million and $1.5 million for the nine months ended March 31, 2011 and 2010, respectively.

During the third quarter of fiscal 2011, we determined that the tax treatment of certain income tax components in prior periods was incorrect. We assessed the materiality of these errors on prior periods’ consolidated financial statements and on each quarter of fiscal 2011 in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that these errors were not material to any such periods. The cumulative effect of the errors was recorded as an adjustment in the third quarter of fiscal 2011. These adjustments increased the income tax provision by $0.2 million.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010 — Segments

East

The following table presents financial results and key operating statistics for the East operations (in thousands, except medical transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2011	2010
Net revenue
Ambulance services	$96,741	$90,982	$5,759	6.3%
Other services	2,645	3,074	(429)	(14.0)%

Total net revenue	$99,386	$94,056	$5,330	5.7%

Segment profit	$18,491	$17,608	$883	5.0%
Segment profit margin	18.6%	18.7%
Medical transports	267,250	250,838	16,412	6.5%
Net Medical Transport APC	$351	$351	—	—
DSO	49	43	6	14.0%

Revenue

The increase in ambulance services revenue was due to $3.4 million of new contract revenue related to our acquisition of a medical transportation services provider in Kentucky and a $2.4 million increase in same service area revenue. The increase in same service area revenue was due to a $1.7 million increase in medical transport volume and a $1.0 million increase in net medical transport APC. The increase in same service area medical transport volume was due to growth in emergency and non-emergency transports in New York and non-emergency transports in Kentucky.

Payroll and employee benefits

Payroll and employee benefits was $52.9 million, or 53.2% of net revenue for the nine months ended March 31, 2011, compared to $50.1 million, or 53.3% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports and increased unit hours.

Operating expenses

Operating expenses, including general/auto liability expenses was $20.0 million for the nine months ended March 31, 2011, or 20.1% of net revenue, compared to $20.0 million, or 21.3% of net revenue for the same period in the prior year. Decreases in vehicle and equipment expenses and station expenses were offset by an increase in general/auto liability expense.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2011	2010
Net revenue
Ambulance services	$81,309	$71,454	$9,855	13.8%
Other services	22,184	21,964	220	1.0%

Total net revenue	$103,493	$93,418	$10,075	10.8%

Segment profit	$5,697	$7,877	$(2,180)	(27.7)%
Segment profit margin	5.5%	8.4%
Medical transports	247,456	217,042	30,414	14.0%
Net Medical Transport APC	$306	$303	$3	1.0%
DSO	47	41	6	14.6%

Revenue

The increase in ambulance services revenue was primarily due to $6.9 million from a new emergency contract in Georgia and an increase of $3.0 million of same service area revenue. The increase in same service area revenue was due to a $2.3 million increase in medical transport volume and a $0.9 million increase in net medical transport APC. The increase in same service area medical transports was due to growth in non-emergency transport volume in our Tennessee and Alabama markets related to concentrated marketing efforts to expand our non-emergency business offset by reduced emergency transports in our Central Florida market due to the implementation of a new contract model whereby the local fire department is doing a larger percentage of the transports.

Payroll and employee benefits

Payroll and employee benefits was $67.2 million, or 64.9% of net revenue for the nine months ended March 31, 2011, compared to $59.6 million, or 63.8% of net revenue, for the same period in the prior year. The increase was primarily related to increased transports, increased unit hours and workers’ compensation expense.

Operating expenses

Operating expenses, including general/auto liability expenses, was $21.4 million for the nine months ended March 31, 2011, or 20.7% of net revenue compared to $18.9 million, or 20.2% of net revenue, for the same period in the prior year. The increase was due to a $1.4 million increase in general/auto liability insurance expense and increased vehicle and equipment expenses, including a $0.8 million increase in fuel expense related to increased transports and fuel prices.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2011	2010
Net revenue
Ambulance services	$115,082	$109,229	$5,853	5.4%
Other services	28,904	29,858	(954)	(3.2)%

Total net revenue	$143,986	$139,087	$4,899	3.5%

Segment profit	$25,939	$22,445	$3,494	15.6%
Segment profit margin	18.0%	16.1%
Medical transports	181,226	182,217	(991)	(0.5)%
Net Medical Transport APC	$629	$592	$37	6.3%
DSO	37	39	(2)	(5.1)%

Revenue

The increase in ambulance services revenue was primarily due to a $6.7 million increase in same service area net medical transport APC offset by a $0.5 million decrease in same service area medical transport volume. The increase in net medical transport APC was due to changes in service level, rate increases and a collection rate increase. Fiscal 2011 medical transport volume is reflective of the loss of transports from the Peoria contract as discussed below. Absent the loss of the Peoria contract, transports increased approximately 2.4% as a result of increases in both non-emergency and emergency transports.

We were not selected as the continuing ambulance provider for the City of Peoria, Arizona effective with the expiration of our current contract on August 18, 2010. This contract accounted for approximately 8,500 emergency transports and $4.6 million of net revenue annually. The expiration of the contract resulted in 5,400 fewer transports during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.

The decrease in other services revenue was related to decreased fire subscription revenue due to a decreasing subscriber base.

Payroll and employee benefits

Payroll and employee benefits was $75.2 million, or 52.2% of net revenue for the nine months ended March 31, 2011, compared to $74.7 million, or 53.7% of net revenue, for the same period in the prior year.

Operating expenses

Operating expenses, including general/auto liability expenses was $31.6 million for the nine months ended March 31, 2011, or 21.9% of net revenue, compared to $32.6 million, or 23.4% of net revenue, for the same period in the prior year. The decrease was due to a $1.5 million decrease in vehicle and equipment expense offset by less significant increases in other expenses.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2011	2010
Net revenue
Ambulance services	$80,432	$70,009	$10,423	14.9%
Other services	213	339	(126)	(37.2)%

Total net revenue	$80,645	$70,348	$10,297	14.6%

Segment profit	$5,892	$5,615	$277	4.9%
Segment profit margin	7.3%	8.0%
Medical transports	192,562	167,330	25,232	15.1%
Net Medical Transport APC	$365	$358	$7	2.0%
DSO	54	57	(3)	(5.3)%

Revenue

The increase in ambulance services revenue was due to $5.8 million of new contract revenue related to our acquisition of a medical transportation services provider in Colorado and a $4.6 million increase in same service area revenue. The increase in same service area revenue was due to a $3.8 million increase of medical transport volume and a $0.9 million increase of net medical transport APC. The increase in same service area medical transports was due to growth in non-emergency transport volume in San Diego and transport volume in Colorado.

Payroll and employee benefits

Payroll and employee benefits was $45.1 million, or 55.9% of net revenue for the nine months ended March 31, 2011, compared to $40.9 million, or 58.1% of net revenue, for the same period in the prior year. The increase was primarily due to increased transports, increased unit hours offset by a decrease in workers’ compensation expense.

Operating expenses

Operating expenses, including general/auto liability expenses, was $26.1 million for the nine months ended March 31, 2011, or 32.4% of net revenue, compared to $21.0 million, or 29.9% of net revenue, for the same period in the prior year. The increase was due to increases in vehicle and equipment expenses including fuel, station expenses, general/auto liability and other less significant increases.

In addition, corporate overhead allocations increased, primarily due to increased professional fees.

Critical Accounting Estimates and Policies

Our critical accounting estimates and policies are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010. During the nine months ended March 31, 2011, there have been no significant changes in our critical accounting estimates and policies other than as discussed below or in Note 1 to our Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q. For a discussion of our critical accounting estimates and policies, see item 7 in our Form 10-K for the year ended June 30, 2010 filed with the SEC on September 8, 2010.

The financial information as of March 31, 2011 should be read in conjunction with the financial statements for the year ended June 30, 2010 contained in our Form 10-K filed with the SEC on September 8, 2010.

Goodwill

We perform an annual evaluation of goodwill for impairment in a two-step test. As a result of that evaluation we recorded $1.2 million of goodwill impairment related to one of the reporting units in our South reporting segment in fiscal 2010. The goodwill balance for that reporting unit at March 31, 2011 was $1.0 million. We continue to monitor the performance of this reporting unit to determine if any interim review of the remaining goodwill is warranted. If the trend of declining profitability is larger than expected or the planned changes in utilization of existing resources do not yield expected results, further impairment charges could be recorded for this reporting unit.

We recorded the $1.4 million of goodwill related to the October 15, 2010 Pridemark acquisition in the Colorado reporting unit which is part of the Company’s West reporting segment.

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

We have available to us, upon compliance with certain conditions, $47.7 million of capacity under our $85.0 million Revolving Credit Facility. The available capacity of the Revolving Credit Facility is reduced by $37.3 million of letters of credit outstanding under the $60.0 million letter of credit sub-line as of March 31, 2011. No other amounts were outstanding under the Revolving Credit Facility as of March 31, 2011.

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

Cash Flow

The table below summarizes cash flow information (in thousands):

	Nine Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$24,862	$38,337
Net cash provided by (used in) investing activities	5,279	(27,106)
Net cash used in financing activities	(7,872)	(15,202)

Operating Activities

Net cash provided by operating activities totaled $24.9 million and $38.3 million for the nine months ended March 31, 2011 and 2010, respectively. The decrease in net cash provided by operating activities was primarily due to the Senior Discount Notes converting to cash interest payments effective March 2010, and changes in assets and liabilities. There were other less significant changes in non-cash items.

We had working capital of $72.4 million at March 31, 2011, including cash and cash equivalents of $42.5 million, compared to working capital of $34.6 million, including cash and cash equivalents of $20.2 million, at June 30, 2010. The increase in working capital as of March 31, 2011 is primarily related to increases in cash due to the release of restricted cash and increases in accounts receivable due to increased revenue.

Effective March 2010, the non-cash accretion of the 12.75% Senior Discount Notes ceased and cash interest began to accrue. The first $6.0 million semi-annual interest payment was made in September 2010. We paid accrued interest to holders of the 12.75% Senior Discount Notes to the date of their tender or call in connection with the 2010 refinancing.

Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2011 primarily reflects the release of $20.4 million for deposits of restricted cash related to the cash collateralized letter of credit facility offset by $10.9 million of capital expenditures and $4.3 million of cash used for acquisition. Net cash used in investing activities for the nine months ended March 31, 2010 primarily reflects $17.8 million of deposits of restricted cash in connection with our cash collateralized letter of credit facility and $9.4 million of capital expenditures. We released restricted cash associated with the terminated cash collateralized letter of credit facility during the nine months ended March 31, 2011.

Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2011 primarily reflects the use of cash for the repayment of debt and for payment of debt refinancing transaction fees offset by cash inflows due to borrowings under our 2010 Credit Facility. Additionally, prior to the debt refinancing transaction, we made principal payments on our Term Loan due 2014 including a $1.9 million excess cash flow payment and the $0.5 million scheduled principal payment and $1.0 million in distributions to the noncontrolling interest. We also made the first scheduled principal payment of $0.7 million on the Term Loan due 2016 during the quarter ended March 31, 2011.

Net cash used in financing activities during the nine months ended March 31, 2010 primarily reflects the use of cash for repayment of debt and for payment of debt refinancing transaction fees partially offset by cash inflows due to borrowings under our 2009 Credit Facility. Additionally, prior to the debt refinancing transaction, we made a $10.0 million principal payment on our Term Loan B and made $0.9 million in distributions to the noncontrolling interest. We also made the first scheduled principal payment of $0.5 million on the Term Loan due 2014 during the quarter ended March 31, 2010.

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

Financial Covenant	Level Specified in Agreement	Level Achieved at March 31, 2011	Levels to be achieved at
			June 30, 2011		September 30, 2011	December 31, 2011

Interest expense coverage ratio	> 2.75	3.78		> 2.75	> 2.75	> 2.75
Total leverage ratio (1)	< 4.75	3.76		< 4.75	< 4.50	< 4.50
Capital expenditure (2)	N/A	N/A	< $	25.0 million	N/A	N/A

(1)	Calculated using a 2010 Term Loan balance of $269.3 million. See discussion in Note 7 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q.

(2)	Measured annually at June 30.

We were in compliance with all of our covenants under our 2010 Credit Facility at March 31, 2011 as shown above. We anticipate continuing compliance. See Note 7 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q for a discussion regarding the 2010 Credit Facility and termination of the 2009 Credit Facility.

Contractual Obligations and Other Commitments

As of March 31, 2011, there had been no material changes to our contractual obligations and other commitments as reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed September 8, 2010 with the SEC, except for changes resulting from the 2010 debt refinancing as discussed in Note 7 in the Notes to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q and payments required under our Santa Clara County, California contract which commences July 1, 2011. The following table illustrates our contractual obligations under the 2010 Credit Facility, revised obligations for the Term Loans, Senior Discount Notes and interest payments as affected by the 2010 debt refinancing and new commitments under our contract to provide ambulance services in Santa Clara County, California as of March 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Term Loan due 2016	$269,325	$2,700	$5,400	$5,400	$255,825
Interest payments	100,275	18,529	36,476	35,145	10,125
Other contractual obligations	40,000	6,000	16,000	16,000	2,000

	$409,600	$27,229	$57,876	$56,545	$267,950

On April 25, 2011, a report was issued by the San Diego City Auditor’s Office regarding claims against Rural/Metro and SDMSE. The report focuses primarily on the accounting for SDMSE and recommends, among other things, that SDMSE’s revenues and expenses be reviewed to ensure that they were proper and that reimbursements to the Company were appropriate.

To facilitate a timely resolution, Rural/Metro and the City have entered into an interim settlement agreement that provides for submission of the matter to a mediator and third-party forensic auditor. As part of this interim settlement, the Company has also agreed to provide the City with a $7.5 million surety bond to cover potential liabilities. Although the Company is unable at this time to predict the timing or outcome of this process, or any potential impact on its business operations, based on information currently available the Company does not anticipate any amounts will be drawn against the bond and that it will be fully released at the conclusion of the process.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Current amounts outstanding under our Term Loan due 2016 bear interest at LIBOR plus 4.25% (subject to a LIBOR floor of 1.75%) or, at Rural/Metro, LLC’s option, the Alternate Base Rate plus 3.25%. Due to the 1.75% floor in LIBOR, our interest expense on LIBOR loans will not increase with an increase in LIBOR until LIBOR exceeds 1.75%. Our interest rate swap effectively hedges any increase over 1.75% for its notional amount of $75.0 million. Based on amounts outstanding under our 2010 Credit Facility at March 31, 2011, a 1% increase in the LIBOR rate over 1.75% would increase our interest expense on an annual basis by approximately $1.2 million. If LIBOR exceeds 3.00%, our interest rate cap effectively hedges any rate increase above 3.00% for its notional amount of $60.0 million. For the remainder of the 2010 Term Loan, for a 1% increase in LIBOR over 3%, interest expense would increase by $0.6 million.

At March 31, 2011, $79.3 million of our Term Loan due 2016 was under an Alternate Base Rate contract. The rate on the contract is prime interest rate plus 3.25%. A 1% increase in the prime interest rate would increase our annual interest expense by $0.8 million.

The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into additional hedging transactions, such as interest rate swap or cap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the Company’s fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Note 13 to the Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 8, 2010 and as updated below, which could materially affect our business, financial condition, or future results. The risks described in this report and our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Risks Factors Related to the Proposed Merger

The following risk factors related to the proposed Merger supplement, and should be read in conjunction with, the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 8, 2010.

There are risks and uncertainties associated with our proposed merger with an affiliate of Warburg Pincus LLC.

On March 28, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WP Rocket Holdings LLC, a Delaware limited liability company (“Parent”), and WP Rocket Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Merger Sub and Parent are affiliates of Warburg Pincus LLC (“Warburg”) formed by Warburg in order to acquire the Company. The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement’s closing conditions, the failure of Parent and Merger Sub to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the Merger, or litigation relating to the Merger. In addition, there can be no assurance that approval of our stockholders or relevant regulators will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated. Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the Merger Agreement is terminated under certain circumstances, we are required to pay a termination fee of approximately $17.0 million.

Our business could be adversely impacted as a result of uncertainty related to the Merger.

The proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•

vendors or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.

Item 6.	Exhibits

Exhibits

2.1	Agreement and Plan of Merger, dated as of March 28, 2011, by and among WP Rocket Holdings LLC, WP Rocket Merger Sub, Inc., and Rural/Metro Corporation (1)

2.2	Voting Agreement dated as of March 28, 2011, by and among WP Rocket Holdings LLC, Coliseum Capital Partners, L.P. and Blackwell Partners, LLC (1)

4.1	Amendment No. 4 dated as of March 28, 2011 to that certain Rights Agreement, as amended, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on March 29, 2011.

*	Filed herewith.

+	Furnished but not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: May 9, 2011	By:	/s/ MICHAEL P. DIMINO
Michael P. DiMino,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KRISTINE B. PONCZAK
Kristine B. Ponczak,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA BERLINSKI
Donna Berlinski,
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of March 28, 2011, by and among WP Rocket Holdings LLC, WP Rocket Merger Sub, Inc., and Rural/Metro Corporation (1)

2.2	Voting Agreement dated as of March 28, 2011, by and among WP Rocket Holdings LLC, Coliseum Capital Partners, L.P. and Blackwell Partners, LLC (1)

4.1	Amendment No. 4 dated as of March 28, 2011 to that certain Rights Agreement, as amended, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, N.A., as successor to Computershare Trust Company, Inc., as Rights Agent (1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on March 29, 2011.

*	Filed herewith.

+	Furnished but not filed.